Form 10-Q
period 1996-04-28
SPECIAL DEVICES INC /DE
filed 1996-06-12
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934



                For the quarterly period ended:  APRIL 28, 1996

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ____________ to ______________

Commission file number:  0-19330


                         SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                           95-3008754
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



           16830 W. PLACERITA CANYON ROAD, NEWHALL, CALIFORNIA 91321
                    (Address of principal executive offices)


                                 (805) 259-0753
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   YES      NO
                                    ---       ---
At June 11, 1996, the total number of outstanding shares of registrant's common stock was 7,667,271.

PART I -  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated  Financial Statements


                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 October 31,      April 28,
                                                                    1995             1996
                                                                 -----------     -----------
                                                                                 (Unaudited)
Current assets:
   Cash and short-term marketable securities                     $12,628,185     $12,333,068
   Accounts receivable, net of allowance of
   $216,604 at October 31, 1995 and $210,964
   at April 28, 1996 for doubtful accounts                        12,562,082       9,979,833
   Inventories                                                    17,239,608      19,157,504
   Prepaid expenses                                                  299,506         362,793
   Deferred income taxes                                             591,000         530,000
                                                                 -----------     -----------
         Total current assets                                     43,320,381      42,363,198
                                                                 -----------     -----------



Property, plant and equipment, at cost:
   Land                                                            1,559,827       1,611,331
   Building                                                        4,941,897       7,214,168
   Machinery and equipment                                        28,646,606      30,838,965
   Furniture and fixtures                                          1,778,829       1,927,714
   Transportation equipment                                        3,008,482       3,045,239
   Leasehold improvements                                          2,124,280       2,212,246
   Construction in progress                                        5,050,924       4,375,622
                                                                 -----------     -----------
                                                                  47,110,845      51,225,285
   Less accumulated depreciation                                  12,195,400      14,842,063
                                                                 -----------     -----------

                                                                  34,915,445      36,383,222
                                                                 -----------     -----------
Other assets                                                         385,050         283,993
                                                                 -----------     -----------

                                                                 $78,620,876     $79,030,413
                                                                 ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 October 31,        April 28,
                                                                    1995              1996
                                                                 -----------       -----------
                                                                                   (Unaudited)
Current liabilities:

   Current portion of long-term debt                             $ 1,864,710      $ 1,848,026
   Trade accounts payable                                          4,314,767        3,065,186
   Accounts payable to related parties                             1,573,660        1,471,434
   Accrued payroll and benefits                                    1,721,332        1,467,333
   Accrued expenses                                                  548,862          374,171
   Income taxes                                                      127,101           39,901
                                                                 -----------      -----------
     Total current liabilities                                    10,150,432        8,266,051

Long-term debt, less current portion                               4,026,574        3,409,297
Deferred income taxes                                              2,390,000        2,340,000
                                                                 -----------      -----------
     Total liabilities                                            16,567,006       14,015,348
                                                                 -----------      -----------
Commitments and contingencies                                         -               -
Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued or outstanding                -               -
   Common stock, $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding
     7,655,076 shares, at October  31, 1995, and
     7,662,772 shares at April 28, 1996
                                                                      76,551           76,667
   Additional paid-in capital                                     49,711,881       49,787,509
   Retained earnings                                              12,265,438       15,150,889
                                                                 -----------      -----------
     Total stockholders' equity                                   62,053,870       65,015,065
                                                                 -----------      -----------

                                                                 $78,620,876      $79,030,413
                                                                 ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                         Three months ended                  Six months ended
                                                    ---------------------------       -----------------------------
                                                    April 30,         April 28,        April 30,          April 28,
                                                      1995              1996             1995               1996
                                                   -----------       -----------      -----------       -----------
Net sales                                          $25,091,853       $24,221,910      $47,245,389       $46,763,353
Cost of sales                                       20,597,452        19,717,945       38,934,900        38,301,715
                                                   -----------       -----------      -----------       -----------
   Gross profit                                      4,494,401         4,503,965        8,310,489         8,461,638
                                                   -----------       -----------      -----------       -----------
Operating expenses                                   1,536,448         2,085,868        3,278,442         3,830,051
                                                   -----------       -----------      -----------       -----------
         Operating income                            2,957,953         2,418,097        5,032,047         4,631,587
                                                   -----------       -----------      -----------       -----------
Other income (expense):
   Interest expense                                   (450,994)          (80,262)        (760,735)         (195,788)
   Interest income                                      -                116,770            -               236,041
   Other                                                22,844               910           (4,720)            8,611
                                                   -----------       -----------      -----------       -----------
   Net other (expense) income                         (428,150)           37,418         (765,455)           48,864
                                                   -----------       -----------      -----------       -----------
Income before income taxes                           2,529,803         2,455,515        4,266,592         4,680,451

Income taxes                                         1,008,000           930,000        1,710,000         1,795,000
                                                   -----------       -----------      -----------       -----------
        Net income                                 $ 1,521,803       $ 1,525,515      $ 2,556,592       $ 2,885,451
                                                   ===========       ===========      ===========       ===========

Net income per share                               $     0 .26       $       .20      $       .44       $       .37
                                                   ===========       ===========      ===========       ===========
Weighted average common shares
   outstanding and common equivalents                5,851,937         7,754,242        5,847,624         7,748,446
                                                   ===========       ===========      ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                    FOR THE SIX MONTHS ENDED APRIL 28, 1996

                                                                       Additional                      Total
                                                          Common        paid-in         Retained    Stockholders'
                                                          Stock         Capital         Earnings       Equity
                                                         -------      -----------     -----------   -------------
Balance at October 31, 1995                              $76,551      $49,711,881     $12,265,438    $62,053,870

Issuance of common stock on
   exercise of stock options                                 116           75,628           -             75,744

Net income (unaudited)                                       -              -           2,885,451      2,885,451
                                                         -------      -----------     -----------    -----------
Balance at April 28, 1996                                $76,667      $49,787,509     $15,150,889    $65,015,065
                                                         =======      ===========     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                     Six months ended
                                                               ---------------------------
                                                                 April 30,       April 28,
                                                                   1995            1996
                                                               -----------     -----------
Cash flows from operating activities:
   Net income                                                  $ 2,556,592     $ 2,885,451
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation                                                2,026,657       2,646,663
    Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                 (3,752,352)      2,582,249
     (Increase) in inventories                                  (2,813,260)     (1,917,896)
     (Increase) in prepaid expenses                               (115,556)        (63,286)
     Decrease in deferred taxes                                      -              61,000
     Decrease in other assets                                        -             101,057
     Increase (decrease) in accounts payable,
       accounts payable to related parties and other
       accrued expenses                                          1,898,079      (1,780,500)
     Increase (decrease) in income taxes payable                   693,000         (87,200)
     (Decrease) in net deferred taxes                              (99,000)        (50,000)
                                                               -----------     -----------
   Net cash provided by operating activities                       394,158       4,377,538
                                                               -----------     -----------
Cash flows from investing activities:
     Purchases of property, plant and equipment                 (8,055,253)     (4,114,438)
                                                               -----------     -----------
   Net cash (used in) investing activities                      (8,055,253)     (4,114,438)
                                                               -----------     -----------
Cash flows from financing activities:
     Proceeds from exercise of stock options                       359,718          75,744
     Proceeds from issuance of long term debt                    6,220,521            -
     Payments of long-term debt                                   (602,754)       (633,961)
     Net advance of notes payable to bank                        1,800,000            -
                                                               -----------     -----------
   Net cash provided by (used in) financing activities           7,777,485        (558,217)
                                                               -----------     -----------
   Net increase (decrease) in cash                                 116,392        (295,117)
   Cash at beginning of period                                     481,135      12,628,185
                                                               -----------     -----------
   Cash at end of period                                       $   597,527     $12,333,068
                                                               ===========     ===========
   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                              $   647,558     $   175,180
         Income taxes                                          $ 1,384,500     $ 1,940,000
                                                               ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 28, 1996
                                  (UNAUDITED)

(1)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Special Devices, Incorporated, a Delaware corporation, include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1995. Operating results for the six month period ended April 28, 1996 are not necessarily indicative of the operating results for the full fiscal year.


(2)      ACCOUNTS RECEIVABLE

Accounts receivable are as follows:

                                                          October 31,        April 28,
                                                             1995              1996
                                                          -----------      -----------
         U.S. Government                                  $   374,305      $     3,484
         U.S. Government Subcontractors                     4,579,129        4,315,174
         Commercial Customers                               7,825,252        5,872,139
                                                          -----------      -----------
                                                           12,778,686       10,190,797
         Less allowance for doubtful accounts                 216,604          210,964
                                                          -----------      -----------
            Total                                         $12,562,082      $ 9,979,833
                                                          ===========      ===========

(3) INVENTORIES

Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                          October 31,       April 28,
                                                             1995             1996
                                                          -----------      -----------
         Raw materials and components                     $ 4,998,400      $ 5,355,265
         Work in process                                    5,766,087        8,897,137
         Finished goods                                     1,103,141          769,670
         Inventoried costs relating to
           long term contracts, net of
           amounts attributed to revenues
           recognized to date                               5,568,687        4,139,180
                                                          -----------      -----------
                                                           17,436,315       19,161,252
         Less progress payments related
          to long-term contracts                              196,707            3,748
                                                          -----------      -----------
                                                          $17,239,608      $19,157,504
                                                          ===========      ===========


Inventoried costs relate to costs of products currently in progress. There are no significant inventoried costs relating

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 28, 1996
                                  (UNAUDITED)


to the production costs of delivered units over the estimated average cost of all units expected to be produced.

(4)  NOTES PAYABLE AND LONG-TERM DEBT


     Long-term debt consisted of the following:

                                                               October 31,     April 28,
                                                                  1995           1996
                                                               -----------    -----------
         Bank term notes                                       $3,201,339      $2,684,656
         Finance company                                        2,667,555       2,556,334
         Other notes                                               22,390          16,333
                                                               ----------      ----------
                                                                5,891,284       5,257,323
            Less current portion                                1,864,710       1,848,026
                                                               ----------      ----------
                                                               $4,026,574      $3,409,297
                                                               ==========      ==========

     The bank term notes consist of a $5,000,000 term note payable in 60 equal installments of $83,333 plus interest at a fixed annual rate of 7.3 percent. The unpaid balance at April 28, 1996, was $2,083,000. The Company's wholly-owned subsidiary, Scot, Inc. also has a term loan with a bank, secured by certain real property of Scot. The principal balance outstanding at April 28, 1996, was $602,000. The loan is being amortized with monthly payments of approximately $13,000, including interest of 10.0%, through August 1996, at which time the remaining balance is due.

     The finance company notes are secured by related equipment. The first note is being amortized over 12 years, with interest at 5.9% through November 1996, and with interest at prime plus one-half percent through November 2006, when the note will be fully amortized. Monthly payments are approximately $20,300 through November 1996. The unpaid balance at April 28, 1996, was $1,899,000. The second note is being amortized over 10 years, with interest of 4.9% through December 1996, and with interest at prime plus one-half percent through December 2004, when the note will be fully amortized. Monthly payments are approximately $7,100 through December 1996. The unpaid balance at April 28, 1996 was $588,000.


(5)      STOCK INCENTIVE

     The Company's amended and restated 1991 Stock Incentive Plan (the "Plan") is administered by a committee of the Board of Directors which determines the amount, type, terms and conditions of the awards made pursuant to the Plan. The Plan provides for issuance of restricted stock, grants of incentive and non-qualified stock options, stock appreciation rights and performance share awards. There are 560,000 shares of common stock reserved for issuance under the Plan.

     Pursuant to the Plan, no option may be granted that is exercisable in less than six months or more than ten years from the grant date. Certain events, including a change in control of the Company, may accelerate exercise dates, cause forfeiture of all shares of any restricted stock and terminate all conditions relating to the realization of any performance awards.

   During the quarter ended April 28, 1996, no options were granted, and 3,132 options were exercised at $10.00 per share. At April 28, 1996, there were outstanding options to purchase 237,809 shares, which option were exercisable with respect to 113,479 shares.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 28, 1996
                                  (UNAUDITED)

(6)      INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of common stock and dilutive common stock equivalents outstanding during the period. Fully diluted earnings per share are presented when dilutive.

(7)  INCOME TAXES


     Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (" SFAS 109"). SFAS 109 requires a change to the "asset and liability method" of accounting for income taxes from the "deferred method" of accounting for income taxes which was required by Accounting Principles Board Opinion No. 11 ("APB 11"). Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

     There was no cumulative effect on the prior years financial statements as a result of this adoption on November 1, 1993. Deferred income taxes at October 31, 1995 and April 28, 1996 reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and their carrying values as measured by tax laws. These temporary differences are
determined in accordance with   SFAS 109 and are more inclusive in nature than
the "timing differences" as determined under previously applicable accounting principles.

      The provisions for income taxes consist of the following for each respective six month period ended:

                                 April 30,       April 28,
                                   1995            1996
                                ----------      ----------
     Current:
         Federal                $1,297,000      $1,320,000
         State                     388,000         400,000
                                ----------      ----------
                                $1,685,000      $1,720,000
                                ==========      ==========
   Deferred:
         Federal                $   15,000      $   20,000
         State                      10,000          55,000
                                ----------      ----------
                                $   25,000      $   75,000
                                ==========      ==========
   Total:
         Federal                $1,312,000      $1,340,000
         State                     398,000         455,000
                                ----------      ----------
                                $1,710,000      $1,795,000
                                ==========      ==========


                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 28, 1996
                                  (UNAUDITED)


     Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                   October 31,         April 28,
     Deferred tax liabilities:                        1995               1996
     -------------------------                     ------------      ------------
         Depreciation                              $(2,390,000)      $(2,340,000)
                                                   ===========       ===========
     Deferred tax assets:
     -------------------
         Allowance for doubtful accounts           $    87,000       $   101,000
         Inventory                                      80,000            61,000
         Vacation                                      268,000           293,000
         Other reserves                                 36,000            14,000
         State taxes                                   120,000            61,000
                                                   -----------       -----------
                                                       591,000           530,000
                                                   -----------       -----------
         Net deferred tax liability                $(1,799,000)      $(1,810,000)
                                                   ===========       ===========


     Management believes it is more likely than not that future operations will generate sufficient taxable income to realize deferred tax assets.

     The provisions for income tax expense for the six months ended 1995 and 1996 differ from the provisions that would have resulted from applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:


                                                    April 30,       April 28,
                                                      1995            1996
                                                   ----------      ----------
         Income taxes at Federal rate              $1,450,000      $1,591,000
         State income taxes                           260,000         435,000
         Other                                          -            (231,000)
                                                   ----------      ----------
                                                   $1,710,000      $1,795,000
                                                   ==========      ==========

(8)  COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters are not expected to have a material adverse effect upon the results of operations or the financial position of the Company.

     At April 28, 1996, the Company had commitments to acquire capital equipment aggregating approximately $1,000,000, related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company has entered into an escrow to acquire approximately 280 acres of land in the City of Moorpark located in Ventura County, north of Los Angeles. The closing of this escrow is contingent upon the Company receiving the necessary permits and zoning approvals required for completion

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 28, 1996
                                  (UNAUDITED)

of this project. The Company anticipates closing this escrow in approximately August 1996, completing the land infrastructure work in early 1997, and completing facility construction by the end of 1997. Total capital expenditures are estimated at approximately $18,000,000, of which approximately $950,000 had been expended at April 28, 1996. The Company anticipates additional expenditures of approximately $4,000,000 in fiscal 1996, and approximately $13,000,000 in fiscal 1997 for completion of this project.

     The statements above regarding the land purchased by   the Company in
Moorpark and the construction of facilities on the land by the Company are forward-looking statements. Actual results and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company, the Company's not encountering any unforeseen conditions relating to the property that make completion of the land infrastructure work or construction more expensive, difficult or time intensive than is currently expected, the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above, and other factors which may develop during the course of this project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 28, 1996 TO THE THREE MONTHS ENDED APRIL 30, 1995

   Net Sales

     Net sales for the Automotive Products Division increased by $304,000, or 1.6%, to $19,005,000 for the quarter ended April 28, 1996 compared to sales of $18,701,000 for the same quarter of the previous year. The increase in sales represents an approximate 16% increase in units shipped in the current year quarter compared to the same quarter last year, offset by a reduction in the average unit selling price of an initiator which the Automotive Products Division absorbed in August, 1995. The increase in the number of initiators sold was due to increased shipments of initiators used in airbag systems, primarily to TRW, Inc. and also to the Company's other initiator customers. The increased demand for initiators reflects increasing implementation by U.S. automotive manufacturers of airbags for both driver and front passenger for cars produced in the United States. Sales to TRW as a percent of Automotive Products Division sales were 84.0% for the second quarter, compared to 88.7% for the same period last year, and were 65.9% of total Company sales in the second quarter compared to 66.1% of total Company sales for the same period last year.

     Net sales for the Aerospace Division were $5,217,000 for the second quarter, a decrease of $1,174,000, or 18.4% compared to sales of $6,391,000 for the second quarter last year. The reduction in sales in the current year second quarter occurred primarily in 2 missile programs, the Hellfire and TOW. These programs contributed to sales in the prior year period, but did not contribute in the current year.


   Cost of Sales

     Cost of sales for the Automotive Products Division increased by $133,000, or .8%, to $16,265,000 for the three months ended April 28, 1996, compared to cost of sales of $16,132,000 for the same period of 1995. Gross profit as a percent of sales was 14.4% for the second quarter compared to 13.7% for the same period last year. The average sales price of an initiator decreased by 17% in the second quarter of the current year compared to the same period last year, however, this was more than offset by a) improved yields from automated equipment; b) reduced scrap rates; and c) improved absorption of overhead costs.

     Cost of sales for the Aerospace Division decreased by $1,012,000, or 11.5%, to $3,453,000, compared to cost of sales of $4,465,000 for the same period last year. The decrease was due to the decrease in sales of $1,174,000 during the second quarter of the current year. Gross profit as a percent of sales was 33.8% in the second quarter compared to 30.1% for the same quarter last year. The increase in gross profit percent during the current year was due to the mix of products shipped.

   Operating Expenses

     Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is allocated those operating expenses incurred by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. During the current year, these expenses have been allocated equally to each division. During the first six months of the preceding year, these expenses were allocated as a percent of each division's sales to total sales. The effect of the change in allocation is not material, and was adjusted to an equal basis for the fiscal year ended October 31, 1995.

     Operating expenses for the Automotive Products Division increased by $221,000, or 26.1%, to $1,068,000 for the three months ended April 28, 1996 compared to operating expenses of $847,000 for the same period in 1995. The increase in operating expenses was incurred in most expense categories to support the increase in units shipped in the current year quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Operating expenses for the Aerospace Division increased by $329,000, or 47.8%, to $1,018,000 in the second quarter compared to operating expenses of $689,000 for the same quarter last year. The increase in operating expense was the result of higher corporate expenses allocated to the Aerospace Division in the current year. The increase in corporate expenses occurred primarily in salaries due to more personnel required to support the growth in operations in the current year.

     Other Income and Expense

     Other income (expense) consists primarily of interest income and interest expense. Net other income (expense) was $37,000 income in the second quarter of 1996, compared to other expense of $428,000 for the same period last year. Interest income was $117,000 in the second quarter of 1996; there was no interest income in the comparable period last year. Interest income was earned on short-term investments made from investing a portion of the proceeds of a sale of stock by the Company in May 1995. Interest expense was $80,000 in the second quarter of 1996, compared to interest expense of $451,000 for the same period last year. The decrease of $371,000 was the result of the payment of short-term bank borrowings in May 1995 from the proceeds of the stock sale, and because the average balance outstanding for long-term debt (not paid from the stock sale proceeds) was less in the second quarter of 1996 compared to the same period last year.

COMPARISON OF THE SIX MONTHS ENDED APRIL 28, 1996 TO THE SIX MONTHS ENDED APRIL 30, 1995

   Net Sales

     Sales for the Automotive Products Division were $36,859,000 for the six months ended April 28, 1996, compared to sales of $33,093,000 for the comparable period of the preceding year. The increase in sales represents an approximate 25% increase in units shipped for the first six months of the current fiscal year compared to the same period last year, offset partially by a reduction in the average unit selling price of an initiator which the Automotive Products Division absorbed in August, 1995. The increase of $3,766,000, or 11.4%, was the result of increased shipments of initiators used in airbag systems primarily to TRW and secondarily to other customers, reflecting the increasing rate of implementation of airbags in automobiles produced and sold in the United States. Sales to TRW as a percent of the Division's total sales were 84.1% for the first six months of the current fiscal year compared to 89.0% for the same period last year, and were 66.3% of total Company sales this year compared to 62.3% for the same period last year.

     Sales for the Aerospace Division were $9,904,000 for the first six months of the current year, compared to sales of $14,152,000 for the same period last year, a decrease of $4,248,000 or 30.0%. The decrease in sales was due primarily to decreased shipments under the TOW and Hellfire missile programs discussed previously.

   Cost of Sales

     Cost of sales for the Automotive Products Division were $31,858,000 for the first six months of the current fiscal year, compared to cost of sales of $28,744,000 for the same period last year. The increase of $3,114,000, or 10.8%, was the result of increased costs associated with increased sales during the same period. Gross profit as a percent of sales was 13.6% for the current six month period compared to 13.1% for the same period last year. The increase was due to the a) improved yields from automated equipment; b) reduced scrap rates; and c) improved absorption of overhead costs, offset partially by a reduction of 15% in the average sales price of an initiator in the current year period compared to the same period last year.

     Cost of sales for the Aerospace Division decreased $3,747,000, or 36.8%, to $6,444,000 for the first six months of the current year, compared to cost of sales of $10,191,000 for the same period last year. The decrease was due to the decrease in sales of $4,248,000 during the first six months of the current year. Gross profit as a percent of sales was 34.9% in the current period, compared to 28.0% last year, due to the mix of products shipped in the current year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

   Operating Expenses


     Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is allocated those operating expenses incurred by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. During the current year, these expenses have been allocated equally to each division. During the first six months of the preceding year, these expenses were allocated as a percent of each divisions sales to total sales. The effect of the change in allocation is not material, and was adjusted to an equal basis for the fiscal year ended October 31, 1995.

     Operating expenses for the Automotive Products Division were $1,876,000 for the first six months of the current fiscal year, an increase of $249,000, or 15.3%, compared to operating expenses of $1,627,000 for the same period last year. The increase occurred primarily for more personnel required to support the 25% increase in initiators sold during the current year.

     Operating expenses for the Aerospace Division were $1,954,000 for the first six months of the current fiscal year, an increase of $303,000, or 18.4%, compared to operating expenses of $1,651,000 last year. The increase in operating expenses was the result of higher corporate expenses allocated to the Aerospace Division in the current year compared to the same period last year. The increase in corporate expenses occurred primarily in increased personnel required to support the growth in operations in the current year.

   Other Income and Expense

     Other income (expense) consists primarily of interest income and interest expense. Net other income (expense) was $49,000 income in the first six months of 1996, compared to other expense of $765,000 for the same period last year. Interest income was $236,000 in the first six months of 1996; there was no interest income in the comparable period last year. Interest income was earned on short-term investments made from investing a portion of the proceeds of a sale of stock by the Company in May 1995. Interest expense was $196,000 in the first six months of 1996, compared to interest expense of $761,000 for the same period last year. The decrease of $565,000 was the result of the payment of short-term bank borrowings in May 1995 from the proceeds of the stock sale, and because the average balance outstanding for long-term debt (not paid from the stock sale proceeds), was less in the first six months of 1996 compared to the same period last year.

   Liquidity and Capital Resources

     The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock.

     Pursuant to a credit agreement (the "Credit Agreement") with its bank, the Company currently has in place a revolving credit facility (the "Revolver") and
a $5,000,000, five-year term loan (the   "Term Loan").  Under the terms of the
Revolver (as amended in October 1995), the Company may borrow up to a maximum of $6,500,000 in advances from November 1, 1995 through March 1, 1997. As of April 28, 1996, there were no amounts outstanding under the Revolver. Proceeds advanced under the Revolver may be used to support working capital needs and capital expenditures. The Revolver expires and becomes due on March 1, 1997.

     The Term Loan, the principal balance of which is amortized on a monthly basis, bears interest at a fixed rate per annum of 7.30% and had an outstanding principal balance of $2,083,000 at April 28, 1996. Proceeds from the term loan were applied to repay a prior credit facility with a different bank. The Term Loan is required to be fully amortized by May 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED

     The Company's wholly owned subsidiary, Scot, Inc., has a term loan with a bank, secured by certain real property of Scot. The principal balance outstanding at April 28, 1996, was $602,000. The loan is being amortized with monthly payments of $13,000, including interest of approximately 10.0%, through April 2002, with the balance due in August 1996.

     Substantially all of the Company's assets are pledged under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with all Credit Agreement covenants at April 28, 1996.

     In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane, and entered into a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period. In December 1994, the Company purchased a second airplane from United Beechcraft, Inc. for $669,419. The Company entered into a promissory note with Beech Acceptance Corporation, Inc. to finance the purchase over a 10-year period. The planes are being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases the first airplane for use to third parties when not in use by the Company in order to defray a portion of the costs. As of April 28, 1996, the principle balances due under the two promissory notes were $1,899,000 and $588,000, respectively.

     During the six months ended April 28, 1996, the Company generated cash flow from operations of $4,378,000. Capital expenditures, primarily for payments related to automated manufacturing equipment and production facilities, amounted to $4,114,000. Principal payments of long-term debt aggregated $634,000. These net cash outflows were funded by cash flow from operations and the use of existing cash on hand. At April 28, 1996, the Company had cash on hand of $12,333,000 and additional borrowing capacity available under its Credit Agreement of $6,500,000.

     At April 28, 1996, the Company had working capital of $34,097,000 as compared to working capital of $33,170,000 at October 31, 1995. The increase of $927,000 was due primarily to an increase in inventories of $1,918,000 and a decrease in accounts payable and accrued expenses of $1,780,000, offset by a decrease in accounts receivable of $2,582,000 and a decrease in cash of $295,000. The increase in inventories was due primarily to higher levels of raw material purchases and work-in-process required to support the increasing production and shipping volume of the Automotive Products Division. The decrease in accounts receivable occurred as the Company collected funds for shipments at a faster rate in the first six months of 1996. The decrease in cash occurred as the Company reduced the balance in accounts payable, current portion of long-term debt, and other accrued liabilities.

     In order to improve manufacturing efficiencies and to provide facilities for growth, the Company has entered into an escrow to acquire approximately 280 acres of land in the City of Moorpark located in Ventura County, north of Los Angeles. The closing of this escrow is contingent upon the Company receiving the necessary permits and zoning approvals required for completion of this project. The Company anticipates closing this escrow in approximately August 1996, completing the land infrastructure work in early 1997, and completing the facility construction by the end of 1997. Total capital expenditures are estimated at approximately $18,000,000, of which approximately $950,000 had been expended at April 28, 1996. The Company anticipates additional expenditures of approximately $4,000,000 in fiscal 1996, and approximately $13,000,000 in fiscal 1997 for completion of this project. See Footnote 8 regarding uncertainties with respect to this forward looking statement.

     The Company anticipates that working capital requirements will increase in 1996 as compared to 1995 to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash on hand, cash flow from operations and borrowings under its Credit Agreement. The Company had commitments to acquire capital equipment at April 28, 1996 aggregating approximately $1,000,000 related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division.

PART II - OTHER INFORMATION

   Items 1 through 3 are omitted as they are not applicable.

   Item 4. Submission of matters to a vote of stockholders.

           The Company's Annual Stockholders' Meeting was held on March 20, 1996 at which time the stockholders voted to re-elect Donald A. Bendix and John M. Cuthbert as directors to serve until the 1999 Annual Stockholders' Meeting. The voting was as follows:


                                         Election of Directors
                                         ---------------------
                                         Donald A.        John M.
                     Votes               Bendix           Cuthbert
                     ---------------    ----------       ---------
                     For                6,479,315        6,479,595
                     Withheld              41,464           41,184
                     Abstain                 -                -
                     Broker non-vote         -                -
                     Against                 -                -


   Item 5. is omitted or it is not applicable

   Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11.1    Statement RE:   Computation of Per Share Earnings

    (b)   Reports on Form 8-K  -  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SPECIAL DEVICES, INCORPORATED


DATED:  June 11, 1996                        /s/ THOMAS F. TREINEN
                                             -----------------------------
                                             Chairman of the Board and
                                                 President


DATED:  June 11, 1996                        /s/ JOHN T. VINKE
                                             -----------------------------
                                             Vice President Finance and
                                                 Chief Financial Officer