Form 10-Q
period 1996-07-28
SPECIAL DEVICES INC /DE
filed 1996-09-10
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended:   JULY 28, 1996

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to_______________

                       Commission file number:   0-19330



                         SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)



             DELAWARE                                        95-3008754
- ----------------------------------                    ------------------------
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   YES  _____ NO

At September 10, 1996, the total number of outstanding shares of registrant's common stock was 7,667,604.

PART I -  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                 October 31,      July 28,
                                                                                    1995            1996
                                                                                 -----------   -------------
                                                                                                 (Unaudited)
Current assets:
   Cash and equivalents                                                          $ 12,628,185   $ 12,827,039
   Accounts receivable, net of allowance of
     $216,604 at October 31, 1995 and  $209,715 at
     July 28, 1996 for doubtful accounts                                           12,562,082     12,290,970
   Inventories                                                                     17,239,608     19,134,139
   Prepaid expenses                                                                   299,506        536,442
   Deferred income taxes                                                              591,000        551,000
                                                                                  -----------    -----------

         Total current assets                                                      43,320,381     45,339,590
                                                                                   ----------     ----------



Property, plant and equipment, at cost:
   Land                                                                             1,559,827      1,611,331
   Buildings                                                                        4,941,897      7,552,408
   Machinery and equipment                                                         28,646,606     31,447,907
   Furniture and fixtures                                                           1,778,829      2,011,992
   Transportation equipment                                                         3,008,482      3,045,239
   Leasehold improvements                                                           2,124,280      2,247,905
   Construction in progress                                                         5,050,924      4,829,213
                                                                                   ----------    -----------

                                                                                   47,110,845     52,745,995
   Less accumulated depreciation                                                   12,195,400     16,207,176
                                                                                   ----------     ----------

                                                                                   34,915,445     36,538,819
                                                                                   ----------     ----------

Other assets                                                                          385,050        103,465
                                                                                  ----------- --------------

                                                                                 $ 78,620,876   $ 81,981,874
                                                                                   ==========     ==========





     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  October 31,     July 28,
                                                                                      1995          1996
                                                                                  -----------    ------------
                                                                                                 (Unaudited)
Current liabilities:
  Current portion of long-term debt                                                $1,864,710     $1,838,569
  Trade accounts payable                                                            4,314,767      3,541,192
  Accounts payable to related parties                                               1,573,660      1,431,561
  Accrued payroll and benefits                                                      1,721,332      1,556,538
  Accrued expenses                                                                    548,862        523,395
  Income taxes                                                                        127,101        278,571
                                                                                   ----------    -----------

     Total current liabilities                                                     10,150,432     9,169,826

Long-term debt, less current portion                                                4,026,574      3,100,152
Deferred income taxes                                                               2,390,000      2,505,000
                                                                                   ----------    -----------

     Total liabilities                                                             16,567,006     14,774,978
                                                                                   ----------     ----------


Commitments and contingencies                                                          -               -

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued or outstanding                                 -               -
   Common stock, $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding
     7,655,076 shares at October 31, 1995, and
     7,667,271 shares at July 28, 1996
                                                                                       76,551         76,772
   Additional paid-in capital                                                      49,711,881     49,830,894
   Retained earnings                                                               12,265,438     17,299,230
                                                                                   ----------     ----------

   Total stockholders' equity                                                      62,053,870     67,206,896
                                                                                   ----------     ----------


                                                                                 $ 78,620,876   $ 81,981,874
                                                                                   ==========     ==========





     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                     Three months ended              Nine months ended
                                                 ---------------------------    ---------------------------
                                                   July 30,       July 28,        July 30,        July 28,
                                                     1995            1996           1995            1996
                                                 ------------  -------------    ------------   -------------
Net sales                                         $28,973,464    $25,631,032     $76,218,853    $72,394,385
Cost of sales                                      23,774,143     20,393,517      62,709,043     58,695,232
                                                  -----------    -----------     -----------    -----------

   Gross profit                                     5,199,321      5,237,515      13,509,810     13,699,153
                                                  -----------    -----------     -----------    -----------

Operating expenses                                  2,153,726      1,746,358       5,432,168      5,576,409
                                                  -----------    -----------     -----------    -----------


         Operating income                           3,045,595      3,491,157       8,077,642      8,122,744
                                                  -----------    -----------     -----------    -----------

Other income (expense):
   Interest expense                                  (134,736)       (89,177)       (859,471)      (284,965)
   Interest income                                    227,131        112,901         227,131        348,942
   Other, net                                          10,395          9,460           5,675         18,071
                                                  -----------    -----------     -----------    -----------

     Net other income (expense)                       102,790         33,184        (626,665)        82,048
                                                  -----------    -----------     -----------    -----------

Income before income taxes                          3,148,835      3,524,341       7,414,977      8,204,792
Income taxes                                        1,259,000      1,376,000       2,966,000      3,171,000
                                                  -----------    -----------     -----------    -----------

        Net income                                $ 1,889,385    $ 2,148,341     $ 4,448,977    $ 5,033,792
                                                  ===========    ===========     ===========    ===========



Net income per share                                     $.25           $.28          * $.69           $.65
                                                  ===========    ===========     ===========    ===========

Weighted average common shares
   and common equivalents outstanding               7,628,969      7,768,848      *6,441,468      7,757,154
                                                  ===========    ===========     ===========    ===========



* Amounts have been restated to reflect properly the sale of 1,770,000 shares of Common Stock effective May 1, 1995.





     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                    FOR THE NINE MONTHS ENDED JULY 28, 1996





                                                                  Additional                     Total
                                                       Common      paid-in       Retained     Stockholders'
                                                       Stock       Capital       Earnings        Equity
                                                      --------    ----------    -----------   -------------
Balance at October 31, 1995                            $76,551    $49,711,881   $12,265,438    $62,053,870

Issuance of common stock on
   exercise of stock options                               221        119,013             -        119,234

Net income (unaudited)                                       -              -     5,033,792      5,033,792
                                                       -------    -----------   -----------    -----------

Balance at July 28, 1996                               $76,772    $49,830,894   $17,299,230    $67,206,896
                                                       =======    ===========   ===========    ===========





     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                    Nine months ended
                                                                                ----------------------------
                                                                                  July 30,        July 28,
                                                                                    1995            1996
                                                                                ------------     -----------
Cash flows from operating activities:
   Net income                                                                   $  4,448,977     $ 5,033,792
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation                                                                  3,140,447       4,011,776
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                   (6,455,614)        271,112
     (Increase) in inventories                                                    (1,155,442)     (1,894,531)
     Decrease (increase) in prepaid expenses                                          98,448        (236,935)
     (Increase) decrease in deferred taxes                                           (49,000)         40,000
     Decrease in other assets                                                         47,307         281,585

     (Decrease) in accounts payable,
       accounts payable to related parties and other
       accrued expenses                                                             (722,429)     (1,105,938)
     Increase in income taxes payable                                                873,000         266,470
                                                                                ------------     -----------
   Net cash provided by operating activities                                         225,694       6,667,331
                                                                                ------------     -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                  (10,363,618)     (5,635,148)
                                                                                ------------     -----------

   Net cash (used in) investing activities                                       (10,363,618)     (5,635,148)
                                                                                ------------     -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                       29,691,341         119,234
     Proceeds from issuance of long-term debt                                      6,220,521            -
     Payments of long-term debt                                                     (904,389)       (952,563)
      Net advance (repayment) of notes payable to bank                           (13,560,000)           -
                                                                                ------------     -----------

   Net cash provided by (used in) financing activities                            21,447,473        (833,329)
                                                                                ------------     -----------

   Net increase in cash                                                           11,309,549         198,854
   Cash at beginning of period                                                       481,135      12,628,185
                                                                                ------------     -----------

   Cash at end of period                                                        $ 11,790,684     $12,827,039
                                                                                ============     ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                               $    863,452     $    75,502
         Income taxes                                                              2,410,500       1,940,000
                                                                                ============     ===========


     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 28, 1996
                                  (UNAUDITED)


(1)  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Special Devices, Incorporated, a Delaware corporation, include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1995. Operating results for the nine month period ended July 28, 1996 are not necessarily indicative of the operating results for the full fiscal year.


(2)  ACCOUNTS RECEIVABLE

     Accounts receivable from long-term contracts are as follows:

                                                                October 31,          July 28,
                                                                   1995                1996
                                                                -----------       ------------
         U.S. Government                                        $   374,305        $    17,769
         U.S. Government Subcontractors                           4,579,129          5,823,107
         Commercial Customers                                     7,825,252          6,659,809
                                                                -----------        -----------

                                                                 12,778,686         12,500,685
         Less allowance for doubtful accounts                       216,604            209,715
                                                                -----------        -----------

           Total                                                $12,562,082        $12,290,970
                                                                ===========        ===========


                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 28, 1996
                                  (Unaudited)




(3)  INVENTORIES

     Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                            October 31,      July 28,
                                                               1995            1996
                                                           -----------    ------------
         Raw materials and components                      $ 4,998,400     $ 5,044,332
         Work in process                                     5,766,087      10,015,803
         Finished goods                                      1,103,141         538,923
         Inventoried costs relating to
           long term contracts, net of
           amounts attributed to revenues
           recognized to date                                5,568,687       3,755,203
                                                            ----------      ----------
                                                            17,436,315      19,354,261
         Less progress payments related
          to long-term contracts                               196,707         220,122
                                                           -----------     -----------

                                                           $17,239,608     $19,134,139
                                                           ===========     ===========

Inventoried costs relate to costs of goods currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.


(4)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           October 31,      July 28,
                                                              1995            1996
                                                           -----------     -----------
         Bank term notes                                   $ 3,201,339     $ 2,426,004
         Finance company                                     2,667,555       2,499,397
         Other notes                                            22,390          13,320
                                                           -----------     -----------

                                                             5,891,284       4,938,721
            Less current portion                             1,864,710       1,838,569
                                                           -----------     -----------

                                                           $ 4,026,574     $ 3,100,152
                                                           ===========     ===========

     The bank term notes consist of a $5,000,000 term note payable in 60 equal installments of $83,333 plus interest at a fixed annual rate of 7.3 percent.
The unpaid balance at July 28, 1996, was $1,833,000. The Company's wholly-owned subsidiary, Scot, Inc. also has a term loan with a bank, which was renewed in July, 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at July 28, 1996, was $593,000. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate. Any unpaid principal is due on August 1, 2001.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 28, 1996
                                  (Unaudited)




     The finance company notes are secured by related equipment. The first note is being amortized over 12 years, with interest at 5.9% through November 1996, and with interest at prime plus one-half percent through November 2006, when the note will be fully amortized. Monthly payments are approximately $20,300 through November 1996. The unpaid balance at July 28, 1996, was $1,866,000.
The second note is being amortized over 10 years, with interest of 4.9% through December 1996, and with interest at prime plus one-half percent through December 2004, when the note will be fully amortized. Monthly payments are approximately $7,100 through December 1996. The unpaid balance at July 28, 1996 was $574,000.


(5)  STOCKHOLDERS' EQUITY

     The Company's amended and restated 1991 Stock Incentive Plan (the "Plan") is administered by a committee of the Board of Directors which determines the amount, type, terms and condition of any awards made pursuant to the Plan. The Plan provides for issuance of restricted stock, grants of incentive and non-qualified stock options, stock appreciation rights and performance share awards. There are 560,000 shares of common stock reserved for issuance under the plan.

     Pursuant to the Plan, no option may be granted that is exercisable in less than six months nor more than ten years from the grant date. Certain events, including a change in control of the Company, may accelerate exercise dates, cause forfeiture of all shares of any restricted stock and terminate all conditions relating to the realization of any performance awards.

     During the quarter ended July 28, 1996, options to purchase 112,000 shares were granted with an exercise price of $17.75, and options to purchase 25,000 shares were granted with an exercise price of $17.25. Both exercise prices represent the fair market value of the Company's common stock on the date of grant. During the quarter ended July 28, 1996, 4,499 shares of common stock were exercised at prices ranging from $9.50 to $10.00. At July 28, 1996, there were outstanding options for 337,377 shares of which 113,880 of such options were exercisable.


(6)  NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are presented when dilutive.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 28, 1996
                                  (Unaudited)




(7)  INCOME TAXES

     Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a change to the "asset and liability method" of accounting for income taxes from the "deferred method" of accounting for income taxes which was required by Accounting Principles Board Opinion No. 11 ("APB 11"). Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were not adjusted for subsequent change in tax rates.

     There was no cumulative effect on the prior years financial statements as a result of this adoption on November 1, 1993. Deferred income taxes at October 31, 1995 and July 28, 1996 reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and their carrying values as measured by tax laws. These temporary differences are determined in accordance with SFAS 109 and are more inclusive in nature than the "timing differences" as determined under previously applicable accounting principles.

     The provisions for income taxes consist of the following for each respective nine month period ended:

                                                            July 28,       July 30,
                                                              1995           1996
                                                           -----------    ----------
         Current:
           Federal                                         $2,306,000     $2,437,000
           State                                              682,000        728,000
                                                            ---------     ----------
                                                           $2,988,000     $3,165,000
                                                            =========     ==========

         Deferred:
           Federal                                         $  (28,000)    $  (30,000)
           State                                                6,000         36,000
                                                           -----------    ----------
                                                           $  (22,000)    $    6,000
                                                           ===========    ==========

         Total:
           Federal                                         $2,278,000     $2,407,000
           State                                              688,000        764,000
                                                           ----------     ----------
                                                           $2,966,000     $3,171,000
                                                           ==========     ==========


                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 28, 1996
                                  (Unaudited)





     Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                         October 31,      July 28,
                                                            1995            1996
                                                         -----------     -----------
     Deferred tax liabilities:
         Depreciation                                    $(2,390,000)    $(2,505,000)
                                                         ===========     ===========

     Deferred tax assets:

         Allowance for doubtful accounts                      87,000         111,000
         Inventory                                            80,000          71,000
         Vacation                                            268,000         308,000
         Other reserves                                       36,000           -
         State taxes                                         120,000          61,000
                                                         -----------     -----------

                                                             591,000         551,000
                                                         -----------     -----------

         Net deferred tax liability                      $(1,799,000)    $(1,954,000)
                                                         ===========     ===========


     Management believes it is more likely than not that future operations will generate sufficient taxable income to realize deferred tax assets.

     The provisions for income taxes for the nine months ended 1995 and 1996 differ from the provisions that would have resulted by applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:

                                                          July 30,        July 28,
                                                            1995            1996
                                                         ----------      ----------
         Income taxes at Federal rate                    $2,428,000      $2,398,000
         State taxes, net of Federal benefit                538,000         773,000
                                                         ----------      ----------

                                                         $2,966,000      $3,171,000
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

     At July 28, 1996, the Company had commitments to acquire capital equipment aggregating approximately $1,000,000, related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 28, 1996
                                  (Unaudited)




efficiencies and to provide facilities for growth, the Company has entered into an escrow to acquire approximately 280 acres of land in the City of Moorpark located in Ventura County, north of Los Angeles. The closing of this escrow is contingent upon the Company receiving the necessary permits and zoning approvals required for completion of this project. The Company anticipates closing this escrow in October 1996, completing the land infrastructure work by late Spring of 1997, and completing facility construction by the end of 1997. Total capital expenditures are estimated at approximately $18,000,000, of which approximately $1,242,000 had been expended at July 28, 1996. The Company anticipates additional expenditures of approximately $2,675,000 in fiscal 1996, approximately $12,700,000 in fiscal 1997, and approximately $1,383,000 in fiscal 1998 for completion of this project.

   The statements above regarding the land purchased by the Company in Moorpark and the construction of facilities on the land by the Company are forward-looking statements. Actual results (including the actual costs incurred) and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company, the Company's not encountering any unforeseen conditions relating to the property that make completion of the land infrastructure work or construction more expensive, difficult or time intensive than is currently expected, the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above, and other factors which may develop during the course of this project.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY


                                 JULY 28, 1996
                                  (Unaudited)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 28, 1996 TO THE THREE MONTHS ENDED JULY 30, 1995

Net Sales

     Net sales for the Automotive Products Division were $19,622,000 for the quarter ended July 28, 1996, compared to net sales of $21,169,000 for the same period last year. The decrease of $1,547,000, or 7.3%, was the result of a reduction in the average unit selling price of an initiator which the Company absorbed effective August 1, 1995, offset partially by an increase in units shipped during the current year third quarter compared to the number of units shipped for the same period last year. The increase in units shipped was due to increased shipments of initiators used in airbag systems. Sales to TRW, Inc. as a percent of Automotive Product Division sales were 72.3% for the current year third quarter compared to 81.4% for the same period last year, and were 55.4% of total Company sales in the third quarter compared to 59.5% of total Company sales for the same period last year.

     Net sales for the Aerospace Division were $6,009,000 for the current year third quarter, compared to net sales of $7,804,000 for the same period last year. The decrease of $1,795,000, or 23.0%, was due primarily to a reduction in shipments of products used in the Hellfire and TOW missile programs in the current period compared to the same period last year.

Cost of Sales

     Cost of sales was $16,484,000 for the Automotive Products Division for the quarter ended July 28, 1996, compared to cost of sales of $18,373,000 for the same period last year. The decrease of $1,889,000, or 10.3%, was due to the reduction in sales in the current year third quarter. Gross profit as a percent of sales was 15.9% in the current period, compared to 13.2% for the same period last year. The improvement in gross profit as a percent of sales was due to reductions in scrap, improvements in automated machine yields, and other manufacturing efficiencies achieved in the current period.

     Cost of sales was $3,910,000 for the Aerospace Division for the quarter ended July 28, 1996, compared to cost of sales of $5,401,000 for the same period last year. The decrease of $1,491,000, or 27.6%, was due to the reduction in sales in the current period compared to the same period last year. Gross profit as a percent of sales was 34.9% in the current year period compared to a gross profit percent of 30.8% for the same period last year. The increase in gross profit as a percent of sales in the current period is due to the mix of products shipped compared to the same period last year.

Operating Expenses

     Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged those operating expenses incurred directly by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not directly attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each division.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY


                                 JULY 28, 1996
                                  (Unaudited)





     Operating expenses for the Automotive Products Division were $734,000 for the quarter ended July 28, 1996, compared to operating expenses of $981,000 for the same period last year. Operating expenses incurred by the Automotive Products Division and by the Company were approximately the same as last year, however, a greater percent of Company incurred operating expenses were allocated to the Aerospace Division in the current period, resulting in a decrease of $247,000, or 25.2%, in operating expenses in the current year period compared to the same period last year.

     Operating expenses were $1,012,000 for the Aerospace Division for the quarter ended July 28, 1996, compared to operating expenses of $1,172,000 for the same period last year. The decrease of $160,000, or 13.7%, was the result of an increase in operating expenses allocated to the Aerospace Division in the current year period, offset by a reduction in operating expenses incurred directly by the Aerospace Division in response to lower sales in the current year period.

Other Income and Expense

     Other income (expense) net, consists primarily of interest expense on borrowings and interest income on short-term investments. Other income (expense), net was $33,000 of income for the quarter ended July 28, 1996, compared to $103,000 of income for the same period last year. Interest expense was $89,200 for the quarter ended July 28, 1996, compared to interest expense of $134,700 for the same period last year. The decrease of $45,500 resulted as long-term debt, which is being paid on a monthly basis, had a lower average balance outstanding in the current period. Interest income was $112,900 for the quarter ended July 28, 1996, compared to interest income of $227,100 for the same period last year. Although the amounts invested during the current period were approximately the same as amounts invested for the comparable period last year, investments in the current year were primarily in tax-free instruments (as opposed to taxable instruments last year), which yield a similar rate, after income taxes, as taxable investments but which pay a lower actual rate.

COMPARISON OF THE NINE MONTHS ENDED JULY 28, 1996 TO THE NINE MONTHS ENDED JULY 30, 1995

Net Sales

     Net sales for the Automotive Products Division were $56,481,000 for the nine months ended July 28, 1996, compared to the net sales of $54,262,000 for the same period last year. The increase of $2,219,000, or 4.1%, was the result of an increase in units shipped in the current year period, partially offset by a reduction in average unit selling price of an initiator which the Company absorbed effective August 1, 1995. The increase in units shipped was due to increased shipments of initiators used in airbag systems to each of the Company's customers. Sales to TRW, Inc. as a percent of Automotive Products Division sales were 80.0% for the nine months ended July 28, 1996, compared to 87.0% for the same period last year, and were 62.4% of total Company sales in the current year compared to 62.0% of total Company sales for the same period last year.

     Net sales for the Aerospace Division were $15,913,000 for the nine months ended July 28, 1996, compared to net sales of $21,957,000 for the same period last year. The decrease of $6,044,000, or 27.5%, was due primarily to a reduction in shipments of products used in the Hellfire and TOW missile programs, and also due to a reduction in shipments of certain replacement parts used in military crew escape systems in the current year compared to the same period last year.

Cost of Sales

     Cost of sales was $48,342,000 for the Automotive Products Division for the nine months ended July 28,

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY


                                 JULY 28, 1996
                                  (Unaudited)




1996, compared to cost of sales of $47,117,000 for the same period last year, an increase of $1,224,000, or 2.6%. Gross profit as a percent of sales was 14.4% for the current year period, compared to gross profit as a percent of sales of 13.2% for the same period last year. The improvement in gross profit as a percent of sales was due to reductions in scrap, improvements in automated machine yields, and other manufacturing efficiencies achieved in the current period.

     Cost of sales for the Aerospace Division was $10,353,000 for the nine months ended July 28, 1996, compared to cost of sales of $15,592,000 for the same period last year. The decrease of $5,239,000, or 33.6%, was the result of reduced sales in the current year. Gross profit as a percent of sales was 34.9% for the nine months ended July 28, 1996, compared to gross profit as a percent of sales of 29.0% for the same period last year. The increase in gross profit as a percent of sales in the current period is due to the mix of products shipped compared to the same period last year.

Operating Expenses

     Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged those operating expenses incurred directly by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each division.

     Operating expenses for the Automotive Products Division were $2,609,000 for the nine months ended July 28, 1996, compared to operating expenses of $2,608,000 for the same period last year. Actual expense incurred by the division increased in the current year to support the increase in the number of units produced this year. These cost increases were offset by a greater percent of Company incurred operating expenses allocated to the Aerospace Division in the current year. Total Company administrative expenses (which are allocated to each division) were approximately the same for the first nine months of 1996 compared to the same period last year.

     Operating expenses for the Aerospace Division were $2,967,000 for the nine months ended July 28, 1996, compared to operating expenses of $2,824,000 for the same period last year. The increase of $143,000, or 5.1%, was the result primarily of an increase in allocation of Company administrative expenses to the Aerospace Division in the current year compared to the same period last year.

Other Income and Expense

     Other income (expense), net, consists primarily of interest expense on borrowings and interest income earned on short-term investments. For the nine months ended July 28, 1996, other income (expense), net, was $82,000 income compared to $627,000 expense for the same period last year. Interest income was $349,000 for the nine months ended July 28, 1996, compared to interest income of $227,000 for the same period last year. Interest expense was $285,000 for the nine months ended July 28, 1996, compared to interest expense of $859,000 for the same period last year. In May 1995, the Company sold 1,770,000 shares of its Common Stock in an underwritten public offering. A portion of the net proceeds (which totaled approximately $29,400,000) were used to liquidate all borrowings outstanding under the Company's revolving line of credit (approximately $14,000,000), and approximately $11,400,000 of the proceeds were invested in short-term interest bearing marketable securities. The reduction in bank borrowings and the increase in investments in marketable securities were the primary reasons for the changes noted in the current year in interest expense and interest income.

Liquidity and Capital Resources

     The Company's primary sources of capital since its initial public offering in 1991 have been cash from

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY


                                 JULY 28, 1996
                                  (Unaudited)




operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock.

     Pursuant to a credit agreement (the "Credit Agreement") with its bank, the Company currently has in place a revolving credit facility (the "Revolver") and a $5,000,000, five-year term loan (the "Term Loan"). Under the terms of the Revolver (as amended in October 1995), the Company may borrow up to a maximum of $6,500,000 in advances from November 1, 1995 through March 1, 1997. As of July 28, 1996, there were no amounts outstanding under the Revolver. Proceeds advanced under the Revolver may be used to support working capital needs and capital expenditures. The Revolver expires and becomes due on March 1, 1997.

     The Term Loan, the principal balance of which is amortized on a monthly basis, bears interest at a fixed rate per annum of 7.30% and had an outstanding principal balance of $1,833,000 at July 28, 1996. Proceeds from the term loan were applied to repay a prior credit facility with a different bank. The Term Loan is required to be fully amortized by May 1, 1998.

     The Company's wholly owned subsidiary, Scot, Inc., has a term loan with a bank, which was renewed in July, 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at July 28, 1996, was $593,000. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate. Any unpaid principal is due on August 1, 2001.

     Substantially all of the Company's assets are pledged under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with all Credit Agreement covenants at July 28, 1996.

     In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane, and entered into a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period. In December 1994, the Company purchased a second airplane from United Beechcraft, Inc. for $669,419. The Company entered into a promissory note with Beech Acceptance Corporation, Inc. to finance the purchase over a 10-year period. The planes are being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases the first airplane for use to third parties when not in use by the Company in order to defray a portion of the costs. As of July 28, 1996, the principal balances due under the two promissory notes were $1,866,000 and $574,000, respectively.

     During the nine months ended July 28, 1996, the Company generated cash flow from operations of $6,667,000. Capital expenditures, primarily for payments related to automated manufacturing equipment and production facilities, amounted to $5,635,000. Principal payments of long-term debt aggregated $953,000.
These net cash outflows were funded by cash flow from operations and the use of existing cash on hand. At July 28, 1996, the Company had cash on hand of $12,827,000 and additional borrowing capacity under its Credit Agreement of $6,500,000.

     At July 28, 1996, the Company had working capital of $36,170,000 as compared to working capital of $33,170,000 at October 31, 1995. The increase of $3,000,000 was due primarily to an increase in inventories of $1,895,000, an increase in prepared expenses of $237,000, and a decrease in accounts payable and accrued expenses of $1,106,000, offset partially by a decrease in accounts receivable of $271,000. The increase in inventories was due primarily to higher levels of raw material purchases and work-in-process required to support the increasing production and shipping volume of the Automotive Products Division.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY


                                 JULY 28, 1996
                                  (Unaudited)




     In order to improve manufacturing efficiencies and to provide facilities for growth, the Company has entered into an escrow to acquire approximately 280 acres of land in the City of Moorpark located in Ventura County, north of Los Angeles. The closing of this escrow is contingent upon the Company receiving the necessary permits and zoning approvals required for completion of this project. The Company anticipates closing this escrow in October 1996, completing the land infrastructure work by late Spring 1997, and completing the facility construction by the end of 1997. Total capital expenditures are estimated at approximately $18,000,000, of which approximately $1,242,000 had been expended at July 28, 1996. The Company anticipates additional expenditures of approximately $2,675,000 in fiscal 1996, approximately $12,700,000 in fiscal 1997, and approximately $1,383,000 in fiscal 1998, for completion of this project.

     The statements above regarding the land purchased by the Company in Moorpark and the construction of facilities on the land by the Company are forward looking statements. Actual results (including the actual costs incurred) and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company, the Company's not encountering any unforeseen conditions relating to the property that make completion of the land infrastructure work or construction more expensive, difficult or time intensive than is currently expected, the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above, and other factors which may develop during the course of this project.

     The Company anticipates that working capital requirements will increase in 1996 as compared to 1995 to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash on hand, cash flow from operations and borrowings under its Credit Agreement. The Company had commitments to acquire capital equipment at July 28, 1996 aggregating approximately $1,000,000 related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division.

      The statements above regarding the anticipated increased demand for initiators and the anticipated increase in working capital requirements are forward looking statements. Actual results and the timing of those results may vary depending on various factors including, for example, the development and acceptance of technologies different from those employed by the Company for the initiation of airbag systems, competition from new or existing companies for the Company's existing or future customers, and a slow-down in the world-wide rate of airbag implementation.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 28, 1996
                                  (Unaudited)




PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.


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

                                       SPECIAL DEVICES, INCORPORATED



DATED:  September 10, 1996             /s/ THOMAS F. TREINEN
       -----------------------         ------------------------------------
                                       Thomas F. Treinen
                                       Chairman of the Board and
                                         President



DATED:  September 10, 1996             /s/ JOHN T. VINKE
       -----------------------         ------------------------------------
                                       John T. Vinke
                                       Vice President Finance and
                                         Chief Financial Officer