Form 10-K405
period 1996-10-31
SPECIAL DEVICES INC /DE
filed 1997-01-28
CIK 875525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1996

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-19330

                         SPECIAL DEVICES, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                     DELAWARE                                          95-3008754
           (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

         16830 WEST PLACERITA CANYON ROAD,                                91321
                NEWHALL, CALIFORNIA                                    (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 259-0753
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------
                       NONE                                               NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on January 21, 1997 based on the closing price on The Nasdaq National Market of such stock on such date was $96,022,000.

     Registrant's Common Stock outstanding at January 21, 1997 was 7,685,063 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant's 1997 Annual Stockholders Meeting are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SPECIAL DEVICES, INCORPORATED

                      INDEX TO ANNUAL REPORT ON FORM I0-K

                                               CAPTION                                   PAGE
              -------------------------------------------------------------------------  ----
PART I
  Item 1.     Business.................................................................    1
  Item 2.     Properties...............................................................   11
  Item 3.     Legal Proceedings........................................................   12
  Item 4.     Submission of Matters to a Vote of Security Holders......................   12
PART II
  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters......................................................   12
  Item 6.     Selected Financial Data..................................................   13
  Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................   14
  Item 8.     Financial Statements and Supplementary Data..............................   19
  Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................   36
PART III
  Item 10.    Directors and Executive Officers of the Registrant.......................   36
  Item 11.    Executive Compensation...................................................   36
  Item 12.    Security Ownership of Certain Beneficial Owners and Management...........   36
  Item 13.    Certain Relationships and Related Transactions...........................   36
PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   36

                                     PART I

ITEM 1. -- BUSINESS

     The Company is a leader in the design and manufacture of highly reliable pyrotechnic devices used by the automotive industry, as initiators in airbag systems, and the aerospace industry, primarily in tactical missile systems, propellants, explosives and military aircraft crew ejection systems. The Company operates through two separate divisions, Automotive Products and Aerospace.

     The Company was incorporated in California in 1976 as the successor to a business begun in 1960 and was reincorporated in Delaware in May 1991. The principal executives offices of the Company are located at 16830 West Placerita Canyon Road, Newhall, California 91321, and its telephone number is (805) 259-0753.

AUTOMOTIVE PRODUCTS DIVISION

  General

     The Company's Automotive Products Division was created as a separate division in fiscal 1989 to concentrate on the Company's strategic decision to apply its expertise in pyrotechnic products beyond the defense-related markets traditionally serviced by its Aerospace Division. The Automotive Products Division's principal products are initiators, the pyrotechnic output of which is used to ignite the inflation system in an automotive airbag system. During the past several years, the Company has become one of the three principal manufacturers of airbag system initiators in the United States.

     The Automotive Products Division contributed 77%, 71% and 77% of the Company's net sales during the fiscal years ended October 31, 1994, 1995 and 1996, respectively. The magnitude of this percentage is due primarily to a Master Purchase Agreement with TRW, Inc. (the "TRW Agreement"). See
"-- Marketing" below. In addition, in the fourth quarter of 1996, the Company began selling initiators to Morton International, Inc. ("Morton") under a three-year supplier agreement with Morton, signed in December 1995 effective for airbag production for model years 1997 through 1999. The Company's initiators are sold to all four domestic manufacturers of airbag systems and incorporated into driver and passenger-side airbag systems used in a wide variety of automobile models manufactured by substantially all of the automobile manufacturers that sell automobiles, light trucks and vans in the United States, including the three major domestic manufacturers (Chrysler, Ford and GM), as well as BMW, Fiat, Kia, Mazda, Mitsubishi, Nissan, Toyota and Volkswagen.

  Industry Overview

     One of the major reasons for the establishment of the Automotive Products Division was the adoption by the National Highway Traffic Safety Administration of regulations that initially required all passenger automobiles manufactured on or after September l, 1989 for sale in the United States to have automatic frontal crash protection systems for the driver and front passenger. Similar requirements for light trucks and vans began being phased in on September l, 1994 and will become fully effective on September 1, 1997. Airbags and automatic seat belts were the two means of compliance with the regulations.

     On March 1, 1994, the regulations were amended to require that airbags be the automatic frontal crash protection system used for both the driver and front passenger in at least 95% of passenger automobiles manufactured from September 1, 1996 to August 31, 1997 for sale in the United States, and in 100% of passenger automobiles manufactured on or after September l, 1997 for sale in the United States. For light trucks and vans, the amended regulations require that airbags be the automatic frontal crash protection system used for at least the driver in no less than 80% of light trucks and vans manufactured from September l, 1997 to August 31, 1998 for sale in the United States, and for both the driver and front passenger in 100% of light trucks and vans manufactured on or after September l, 1998 for sale in the United States.

     In response to recent concerns over deaths caused by airbag deployment, research is currently under way for a "smart" airbag system which has the ability to sense the weight and position of passengers in automobiles. Current research is directed toward deploying an airbag at different forces based upon the weight and position of the occupant. Although not certain at this time, a smart airbag may have inflators with "dual chambers" which would require more than one initiator per airbag.

     Although not mandated by law, pyrotechnically based safety systems are also employed in automobiles produced and sold in Europe and Asia. These systems include airbag systems similar to those in use in the United States and seat belt retractors that employ initiators similar to the initiators produced by the Company. A limited number of automobile manufacturers have begun using side airbag systems and seat belt retractors as an additional means of protecting automobile occupants. Research is also currently in process for rear seat airbag systems.

     Automotive airbag systems consist of six basic components: sensors, a diagnostic and firing module, an initiator, a combustion chamber, gas generant and a specially treated fabric bag. Once the sensors detect a frontal impact of the vehicle of sufficient severity, the diagnostic and firing module transmits an electrical charge to the initiator. The initiator then fires, igniting the gas generant in the combustion chamber which burns very rapidly producing a gas thus inflating the bag. The entire process takes approximately 40 milliseconds. The diagnostic module also tests the initiator each time the automobile is started.

     Morton, TRW, Bendix Atlantic Inflator Company ("BAICO") and Breed Technologies are the current domestic manufacturers and suppliers of automotive airbag systems, each of whom incorporates the Company's initiators in certain of its airbag systems. BAICO is a joint venture between Allied Signal Automotive's Safety Restraint Systems and Sequa Corporation. Other companies have indicated that they may enter the domestic automotive airbag market and reportedly are working on the development of airbag systems. None of the current manufacturers produces all of the components of an airbag system. Most components of the system are purchased from suppliers such as the Company, and the manufacturers concentrate on the design, assembly, testing and qualification of the airbag systems.

     The major non-U.S. manufacturers of airbag systems are Bayern Chemie (Germany), Autoliv (Sweden), Diacel Chemical Industries (Japan) and Takata N.A. Inc. (Japan). The Company is one of the three major suppliers of airbag initiators in the United States. In addition, there are two major suppliers of airbag initiators in Europe and one major supplier of initiators in Japan. See "-- Competition."

  Products

     The Automotive Products Division currently produces over 50 different airbag initiators for the four domestic manufacturers of airbag systems and has a variety of other initiator products that are currently at various stages of the qualification process. An initiator is a device that receives a low-energy electrical signal from an electronic firing module and converts that signal to a high-energy output by a thermal reaction of tightly compacted pyrotechnic materials. Electrical systems and performance requirements differ among automobile models and airbag systems. In addition, airbag systems differ between passenger and driver-side applications. Therefore, the electrical and physical characteristics of the different initiators are customized for the airbag system in which they are used. Each of these versions is similar in design and utilizes many of the same basic components and production techniques. However, each initiator and airbag system must complete the design and process validation requirements before it can be installed in automobiles. See "Manufacturing" below.

     The Company has focused its efforts on developing pyrotechnic initiators that are electrically triggered, due to the Company's belief that airbag system initiators that incorporate this technology are both reliable and cost-effective. The Company's automotive initiators use high-temperature pyrotechnic material that is formulated not to ignite below 800 degrees Fahrenheit. This characteristic reduces the chance of accidental ignition from stray electrical signals such as static electricity or radio waves. The Company's initiator is protected from such radio waves by means of an RF filter. In addition, the initiator is hermetically sealed using glass-metal seal technology, which protects the initiator from environmental forces, such as weather and dirt, and ensures that the life of the initiator exceeds the life of the airbag system.

  Manufacturing

     Production of the Company's initiators is accomplished using a combination of automatic and semiautomatic production equipment and manual work stations located at the Company's Newhall, California and Mesa, Arizona facilities. These two facilities are presently producing at a combined annualized rate of over 25 million initiators per year, working approximately 3 shifts per day, 5 days a week. The Company currently has two production lines in its Newhall facility and four production lines in its Mesa facility. At the close of fiscal 1995, the Company had only two production lines at the Mesa facility. The Company added two additional lines in its Mesa facility in response to increased demand for its automotive initiators. The two additional lines in the Mesa facility became fully operational by the fourth quarter of 1996. The Company is presently installing a third production line in its Newhall facility which is expected to be operational by April 1997. In addition, fourth and fifth production lines are on order for the Newhall facility. These two additional production lines are expected to be operational by the end of 1997. The current production capacity of 25,000,000 initiators annually is expected to increase to approximately 40,000,000 initiators annually once the new production lines are fully operational. While the Company has ordered what it believes to be high-quality equipment for its Newhall facility, no assurance can be given that the equipment will perform as designed and produce the number of units stated above until the new equipment has been operated at full rate for an extended period of time.

     The Company is presently operating at close to full capacity by employing three shifts daily. The Company expects to be able to meet anticipated production requirements upon completion of the additional production lines noted above, and by expanding production to seven days a week. The Company's Newhall facility currently consists of several buildings that are configured in a manner that is no longer conducive to achieving optimal manufacturing efficiencies. In addition, under a conditional use permit, the Company may not expand on its current Newhall location. The Company, therefore, believes that the construction of a new consolidated manufacturing facility offers the potential of improved operating efficiencies and space for potential growth. As a result, in October 1996, the Company purchased approximately 280 acres of land in the city of Moorpark, located in Ventura County, north of Los Angeles, on which the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is expected to be completed in late Spring 1997, at which time construction of the buildings is expected to begin. The building construction is expected to be completed by the end of 1997, and the Company expects to move its entire California-based operations including Automotive Products, Aerospace and its administrative offices in early 1998 to these new facilities.

     Production of the Company's products consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge. Production of the assemblies involves the purchase of machined components, seals and other materials, the mechanical assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained. After assembly, the products are functionally tested on a sample basis as required by each customer.

     The Company manufactures the pyrotechnic charge from raw generic chemicals and has handled and processed these fuels and oxidizers for over 30 years. The principal pyrotechnic fuels used by the Company are zirconium, titanium hydride and boron. Some of the pyrotechnic fuels are delivered to the Company in bulk in a wet and non-volatile form. The Company dries the pyrotechnic fuels before use. These fuels are then mixed with oxidizers (usually potassium perchlorate or potassium nitrate) and pressed in small quantities into the metal housings of the specific product being made. Handling and processing pyrotechnic materials requires extensive experience and expertise as well as the proper equipment and facilities.

     Each type of initiator must qualify for use by passing numerous tests established by the automobile and airbag system manufacturers relating to its design and its ability to work in the airbag unit in which it is installed. The initial test phase is design validation ("DV"), which incorporates a number of tests intended to demonstrate that the design of the initiator is capable of performing the required function within the stated specifications. The second test phase is process validation ("PV"), which is intended to demonstrate that the manufacturer has the management, personnel, equipment and facilities to produce the initiator to its design specifications. The DV and PV qualification phases must be repeated for each new initiator design. The PV qualification phase must also be repeated for each facility at which initiators are produced. The initial qualification procedures for new products or vendors are very costly and time-consuming. The PV qualification phase, for example, requires a supplier to have in place its management, personnel, equipment and facilities prior to the time they would otherwise be required for production.

     The Company has completed the DV and PV qualification phases for initiators used in TRW airbags for certain models manufactured by several different automobile manufacturers, for an Atlantic Research Corporation ("ARC") hybrid inflator for certain Chrysler and General Motors applications, for several initiators used in Morton airbags for several automobile manufacturer models and for an initiator used in Breed Technologies' airbag systems used in certain Ford, Opel and Fiat models. The Company is continually working on variations of initiators in response to customer needs. In addition, the Company from time to time is in the DV and PV process for new airbag system platforms for its customers.

     The Company purchases the components for its products from various subcontractors. The Company does not believe that it is dependent upon any one source for its supplies because alternative sources of supply are generally available. The Company has a long-term supply contract with a company in which a significant stockholder of the Company owned 40% of the outstanding stock of that company during 1996. The contract involves header sub-assemblies used by the Automotive Products Division for incorporation into initiators. This supply contract was amended in 1994 to extend it through December 31, 1999. The amended agreement significantly reduced the Company's price for the headers purchased during 1995 and 1996 and provides that such prices will be further reduced at the beginning of each calendar year through calendar year 1999. In return for the extension and price reductions, the Company is required to purchase a substantial majority of its requirements for sub-assemblies from the supplier. The Company believes that the terms of this agreement are no less favorable to the Company than could have been obtained from an unaffiliated third party, and that alternative sources of the component are available in the event of any disruption in delivery by the supplier.

  Marketing

     The Company's marketing efforts are coordinated by the President of its Automotive Products Division. Different engineers and other personnel are assigned responsibility for the design, development and manufacture of the various initiator models. The Automotive Products Division's management, engineers and personnel maintain close contact with each of the manufacturers of airbag systems that incorporate the Company's initiators and monitor developments in the automotive industry (particularly the status of products such as side and rear seat airbag systems and seat belt retractors) and the domestic and international airbag system markets in order to exploit marketing opportunities as they become available.

     In fiscal year 1995, The Company amended its TRW Agreement, which originally expired in 1995, to extend the term through automotive model year 2000. The TRW Agreement obligates TRW to purchase a majority of its initiator requirements from the Company at prices per unit that vary based on the type of initiator purchased and the model year and requires that the Company have certain specified minimum production capacities during the term of the TRW Agreement. The prices for each model year have been negotiated as part of the TRW Agreement. Prices may be increased through negotiation if TRW requests a design change. The ultimate effect on the average unit selling price will be determined by the mix of products ordered. The mix of products ordered in August 1995 for 1996 model year production resulted in a price reduction of over 12%; the effect of the mix of products ordered in August 1996 for 1997 model year production had an insignificant effect on prices to be paid by TRW as compared to prices paid for model year 1996 purchases. The Company believes that the price reductions for future model year production will be insignificant. The TRW Agreement does not require TRW to purchase a minimum number of units nor is TRW obligated to purchase the specified percentage of its requirements unless the Company's prices are competitive with those offered by other suppliers and the Company's technology and quality are equivalent or better than that of other suppliers. In general, the TRW Agreement may be terminated by TRW if the Company
(i) breaches its obligations under the TRW Agreement, (ii) becomes insolvent, bankrupt or dissolves or (iii) fails to provide TRW with reasonable assurances of the Company's ability to perform the under the TRW Agreement. In addition, TRW may terminate a particular purchase order or any part of it by written notice to the Company, in which case TRW is obligated to pay the Company for all goods that (i) are ready for shipment prior to the Company's receipt of the notice of termination,
(ii) conform to all requirements of the purchase order and (iii) are free and clear of all encumbrances. The Company determines manufacturing schedules and ships products to TRW based upon delivery orders, specifying the desired quantities and delivery dates which are released several weeks in advance of delivery.

     In November 1995, the Company entered into a three-year Supplier Agreement with Morton whereby Morton is required to purchase a substantial portion of its airbag system initiators from the Company. The Company successfully completed qualification requirements, and Morton began ordering substantial quantities of initiators under this agreement in August 1996 for 1997 model year production. The Morton agreement contains pricing for the 1997 model year. Prices may be increased through negotiation if Morton requests a design change. The Company is obligated to maintain pricing, terms, delivery, service and quality consistent with industry standards. The agreement with Morton may be terminated by Morton if, among other things, the Company commits a material breach of its obligations or the Company is declared bankrupt or makes an assignment for the benefit of creditors.

     In addition, the Company has an agreement with ARC similar to the TRW Agreement pursuant to which ARC has agreed to purchase a majority of its initiator requirements from the Company through June 1997. The ARC Agreement also contains a three-year renewal provision, the terms and conditions of which must be agreed to by ARC and the Company to become effective.

     The Company has been shipping initiators to Morton since June 1990 and began shipments to TRW in November 1991. TRW accounted for approximately 67.9%, 59.9%, and 59.7% of the Company's net sales during fiscal years 1994, 1995 and 1996, respectively, while Morton accounted for approximately 2.4%, 1.9% and 6.1% of the Company's net sales during the same periods.

  Backlog

     The majority of sales for the Automotive Products Division are achieved under long-term agreements ranging from three to five years, specifying minimum customer requirements to be supplied by the Company during the term of the agreements. Purchase order releases against those agreements are updated weekly by each customer and include "firm" shipping requirements for the next 12 to 16 weeks. The Automotive Products Division does not reflect an order in backlog until it has received a purchase order from a customer that specifies the quantity ordered and the delivery dates required. Since these orders are generally shipped within 12 to 16 weeks of receipt of the order, the amount of "firm" backlog for the Automotive Products Division at any given time is not indicative of sales levels expected to be achieved over a 12-month period.

  Competition

     Currently there are three manufacturers of airbag initiators in the United
States: OEA, Inc., Imperial Chemical Industries, Inc. ("ICI") and the Company. OEA currently holds the largest share of the domestic airbag initiator market and has greater financial resources than the Company. Other companies may choose to enter the automotive initiator market in the future. However, there are substantial monetary and time costs associated with DV and PV qualifications as well as development and start-up.

     Currently, Davey Bickford Smith ("DBS") and Nouvelle Cartoucherie de Survilliers are the major suppliers of airbag initiators in Europe. DBS has entered into a technology license agreement with the Company to produce the Company's initiators. Under the terms of that agreement, DBS may sell initiators using the Company's technology to any manufacturer of airbags except TRW. Until 1999, DBS must pay royalties to the Company for airbag initiators sold using the Company's technology. After January l, 1999, DBS may continue to use the licensed technology royalty-free. The agreement also places limits upon the Company's ability to license its technology to other companies or persons. To date, DBS has not sold any initiators incorporating the Company's technology and therefore has not paid royalties to the Company pursuant to this license. Because DBS failed to satisfy certain minimum requirements relating to the delivery of initiators, the Company is entitled to license the technology licensed to DBS to other third parties. However, DBS is entitled to continue using the licensed technology perpetually.

     The Company entered into the technology license agreement with DBS in November 1990 in order to facilitate the introduction of its technology to the European market without incurring the costs necessary if the Company established its own facilities in Europe or attempted to manufacture and ship initiators to Europe from the United States. European initiator manufacturers have historically manufactured non-hermetically sealed, plastic initiators, which the Company believes are less reliable than the hermetically sealed, glass-to-metal initiators manufactured by the Company. The technology license agreement permits DBS to incorporate the Company's technology in initiators produced by DBS and sell such initiators to any person or entity other than to TRW in the United States. Consequently, the Company may in the future face direct competition in Europe, the United States or elsewhere from initiators sold by DBS incorporating the Company's technology with no obligation on the part of DBS to pay royalties after January l, 1999. In the event that DBS elects to incorporate the Company's technology into DBS' initiators on a larger scale than DBS has to date, the Company's ability to market and sell its initiators in the European market could be adversely affected.

AEROSPACE DIVISION

  General

     The Company's Aerospace Division has been designing and manufacturing products for the aerospace industry for over 30 years. Its customers are primarily the United States government and its prime contractors. The Aerospace Division contributed 23%, 29% and 23% of the Company's net sales during the fiscal years ended October 31, 1994, 1995 and 1996, respectively. The decline in percentage from 1995 to 1996 was the result of a) higher sales levels achieved by the Automotive Products Division, and b) high sales levels of products used in the TOW missile program in 1995 which did not repeat in 1996.

  Industry Overview

     The aerospace market is comprised of a large number of companies that manufacture a wide variety of products and provide a diverse group of services. The Aerospace Division has focused its efforts primarily on the design and manufacture of highly reliable ordnance and pyrotechnic products incorporated in tactical missiles and crew safety systems. The number of new and emerging programs as well as the number of customers for the Company's products have been shrinking due to consolidations within the aerospace industry. Similarly, the number of the Company's competitors has also decreased through both attrition and acquisitions by the remaining companies. The current trend of the Company's customers is to reduce their supplier base to a few proven, reliable sources. During the past several years, such determinations have been made based on historical performance, audits and an analysis of the future viability of the supplier.

     The Company believes that the pyrotechnic technology used by the Company performs functions that are not likely to be replaced in the foreseeable future. The Company bases its belief on two factors. First, as the amount of funding for new programs has been reduced, the amount of funding available for research and development relating to new technologies has also been reduced, decreasing the likelihood that alternative technologies will be discovered. Second, the other existing technologies for the products manufactured by the Company -- solid state electronics, fiber optics and laser energy sources -- have generally proven to be unreliable under severe environmental conditions and are more expensive than the conventional pyrotechnics employed by the Company. The expertise required to design and manufacture products incorporating pyrotechnic technology requires significant experience. Consequently, the Company does not anticipate that the number of competitors who produce products incorporating pyrotechnic technology will increase in any significant respect for the foreseeable future.

  Products

     The Aerospace Division designs and manufactures highly reliable pyrotechnic devices used primarily in tactical missile systems, spacecraft launch vehicles and military aircraft crew ejection systems. In September 1994, the Company acquired Scot, Inc., a manufacturer of propellant explosive and life support devices for government and commercial purposes. Prior to the acquisition of Scot, the Aerospace Division's primary products were state-of-the-art initiators and mechanical devices that incorporate these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and arm- fire devices used in tactical missile systems. With the acquisition of the assets of Scot, the Aerospace Division's product line has expanded to include cutters and gas generators used in military aircraft escape systems employed by the F-15, F-16, F-18, AV-8B, T-38, T-45, T-48 and B-lB aircraft, automatic parachute releases, time delays, separation nuts, thrusters, valves, actuators and retractors used to lock landing gear, jettison the manipulator arm on the Space Shuttle, and deploy the drogue chute for the Space Shuttle upon landing.

     Aerospace Division initiators are used to ignite larger pyrotechnic charges, such as rocket propellant, or to activate mechanical devices. Missiles, other weapon systems and aircraft incorporate initiators for several purposes, such as igniting the fuel which propels the missile, releasing directional fins, triggering automatic parachutes, ejecting crew members from military aircraft and opening or closing valves. An arm-fire device is an electro-mechanical device that prevents a rocket motor from being fired accidentally. This device prevents the initiator from receiving the electric current or other signal necessary to ignite the pyrotechnic material unless the system has been intentionally armed. An arm-fire device also prevents the ignition of the rocket motor if the initiator is accidentally fired by confining the high energy output of the initiator. When intentionally armed, the initiator included in the arm-fire device reliably ignites the rocket motor.

     The proposal and development phases require the Company and its competitors to respond to specification requirements by devoting significant engineering, development and testing resources. Each of the devices manufactured by the Aerospace Division is a component in a larger product of its customer. The Company's products are rarely incorporated for the purpose of performing an end function. With respect to certain products used for aircraft escape systems, the military requires these parts to be replaced every three or more years as an additional quality control measure implemented to protect the safety of crew members relying on such systems, thus providing a source of recurring revenue for the Company.

     Major programs for the Aerospace Division in fiscal year 1997 include the following: Crew Safety Systems, BRU-44, AMRAAM, Atlas, Delta, Hellfire Missile, Sensor Fuse Weapon (SFW), and Tomahawk Missile.

     Crew Safety Systems. The Company, through Scot, manufactures and sells a variety of different devices used in crew safety systems and parachute releases for various aircraft including, among others, the F-15, F-16, F-18, AV-8B, T-38, T-45, T-48 and B-2. The Company is the sole source supplier of many of these devices. Aggregate sales of these products were $3,179,000, $4,603,000 and $7,266,000 during calendar year 1994 and fiscal years 1995 and 1996.

     BRU-44. The Company, through Scot, is the sole supplier of, and owns the rights to, the BRU-44 bomb rack which is in use on the B-1B rotary launcher. The Company is currently under contract to redesign the rack for use with conventional weapons and will commence production in 1997.

     AMRAAM. The Company is the sole supplier of a Company-patented arm-fire device, based upon a design patented by the Company, for the AMRAAM air -to-air missile. This program contributed sales of $1,544,000, $1,752,000 and $1,238,000 during 1994, 1995 and 1996.

     Atlas. The Company provides two versions of a safe and arm device and thru Scot, supplies thrusters and separation nuts for the boosters. The Atlas missile uses between two and ten safe and arm devices per missile, depending on the Atlas configuration and each launch requires four fore and eight aft thrusters and 32 separation nuts. The program contributed sales of $168,000, $2,001,000, and $840,000 during 1994, 1995, and 1996.

     Delta. The Company provides a safe and arm device for various functions in the Delta II and III launch vehicle. This program contributed negligible sales in 1994 and contributed sales of $378,000 and $471,000 during 1995 and 1996.

     Hellfire. The Company provides the rocket motor arm-fire device for each Hellfire missile. Production on U.S. requirements are scheduled to end in fiscal year 1997, however, foreign military sales (FMS) are expected to extend production several years. This program contributed $1,667,000, $2,119,000 and $1,305,000 during 1994, 1995 and 1996.

     Sensor Fuse Weapon (SFW). The Company manufactures seven individual pyrotechnic devices for the SFW which are sold to three separate customers. Full rate production (FRP) began in fiscal year 1996 with deliveries in fiscal year 1997 and should continue until 2001. This program contributed negligible sales in 1994, and contributed sales of $1,269,000 and $1,376,000 in 1995 and 1996.

     Tomahawk. The Company is the sole supplier of 13 initiators (as well as various devices incorporating certain of those initiators, such as an arm-fire device, a three-way pyrotechnic valve, a cable cutter, a vertical launch separation nut and a pressure switch) for the Tomahawk cruise missile, which can be launched from land, air or sea (including submarines) and flies along a preprogrammed flight path to its target. This program contributed $1,246,000 and $1,784,000 and $1,167,000 to net sales during 1994, 1995 and 1996.

     TOW. The Company is the sole supplier of the ignition safety mechanism ("ISM"), based upon a design patented by the Company, for the TOW surface-to-surface missile system. This program contributed $2,091,000 and $3,345,000 to net sales during 1994 and 1995. The contribution to net sales in 1996 was insignificant.

     No program of the Aerospace Division accounted for more than 10% of the Company's net sales during any of the three fiscal years ended October 31, 1996.

  Manufacturing

     The Company's manufacturing facilities for its Aerospace Division are located in Newhall, California and Downers Grove, Illinois. Manufacture of the division's products is accomplished by means of a variety of semiautomatic and automatic production equipment and manual work stations.

     For most contracts, the Aerospace Division receives a request for bid from a customer that defines the task to be performed and the specifications and requirements that the product must meet. The Company then designs a device or product to accomplish the task and meet the stated specifications and requirements. The design of new products requires substantial engineering, time, know-how and expense. The Company maintains a staff of experienced engineers to design and test new products.

     Production of the Company's products consists of fabricating and assembling the hardware components and separately preparing the pyrotechnic charge. Production of the electro-mechanical assemblies involves the purchase of machined components, electrical switches, connectors, seals and other materials, the mechanical assembly of the components and the testing of the completed units. Throughout the entire process, strict quality-assurance controls are maintained including customer and government inspection. After assembly, products are functionally tested on a sample basis as required by the contract.

     The Company manufactures the pyrotechnic charge from raw generic chemicals. The principal pyrotechnic fuels used by the Company are zirconium, titanium hydride and boron. Handling and processing pyrotechnic materials require extensive experience and expertise as well as the proper equipment and facilities. The Company has been handling and processing these fuels and oxidizers for over 30 years.

     Products manufactured for government programs must meet rigorous standards and specifications for workmanship, process, raw materials, procedures and testing. Customers, and in some cases the United States Government as the end user, perform periodic quality audits of the manufacturing process. Certain customers and the United States Government maintain representatives at the Company's facilities to monitor quality assurance.

     The Company purchases the components for its products from various subcontractors. While some of the components, such as flexible circuits, mechanical parts, connectors, seals and certain chemicals are purchased from single suppliers, they are generally available from several sources. Most components are manufactured specifically for the Company to its specifications.

  Marketing

     The Company's marketing efforts for its Aerospace Division are focused on identifying emerging new programs that have long-term production potential and the customers who are likely to receive contracts for such programs. The end user of the Aerospace Division's products is generally the United States Government. In most cases, the Company is a subcontractor to the non-governmental prime contractor or other subcontractor of the project. The Company responds to customer inquiries with firm quotations and extensive cost, technical and management proposals. In some cases, the Company will provide prototype hardware for the customer's evaluation prior to source selection. A full-time Director of Marketing was added to the Aerospace Division staff in fiscal year 1994. As part of his duties, he identifies and pursues new program opportunities, customers, potential teaming arrangements and new business development strategies. He prepares long-range forecasts and develops promotional literature to be provided to customers and potential customers. Scot also employs two full-time employees whose primary responsibilities are to market Scot's products.

     For new programs, the Aerospace Division generally receives a request for bids from its customer. The Company believes that customers award contracts based upon the technical proposals submitted, which include design innovation, analysis and compliance with specifications, in addition to pricing. Once the initial bid has been awarded to the Company, subsequent or follow-on contracts for additional pyrotechnic devices are generally entered into on a negotiated price basis between the Company and its customer and are subject to competitive bidding as is the case with new programs.

     A majority of the Company's present contracts are fixed-price contracts. The Company's fixed-price contracts generally specify a fixed price per unit which varies with different quantities. Fixed-price contracts carry certain inherent risks, including underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. However, because of economies of scale that may be realized during the contract term, fixed price contracts may offer significant profit potential.

     All proposals with respect to United States Government programs involving amounts in excess of $500,000 are subject to audit by the United States Government. During the bid process for initial contracts, the Company must substantiate the basis for its bid and, in the case of new products, the Company must disclose the basis and rationale used to determine the bid price. In most major projects, the bids of the Company are subject to negotiation prior to the final awarding of the contract. For contracts relating to the order of additional pyrotechnic devices, the Company generally must disclose the basis for any price increases.

     Most of the Company's contracts with respect to United States Government programs are subject to unilateral termination at the Government's convenience. Should a contract be so terminated, the Company would be entitled to be paid for certain costs incurred to the date of termination plus a reasonable termination amount. As a result of these contracts, the books and records of the Company are subject to audit by various governmental agencies. Generally, the Company's contracts do not require that the Company provide performance bonds.

     The Company is performing classified work on a small number of programs. The Company and certain of its employees have security clearances to the "Secret" level.

     The Aerospace Division did not have any customers that accounted for 10% or more of the Company's total revenues in fiscal years 1994, 1995 or 1996.

  Backlog

     Aerospace Division backlog was $19,787,000 at October 31, 1996 (of which $7,589,000 was attributable to Scot) as compared to $16,727,000 at October 31, 1995 (of which $6,052,000 was attributable to Scot). Aerospace Division backlog includes the remaining contract amount for units yet to be shipped (excluding renewals or extensions thereof which are at the discretion of the customer) for signed contracts or contract award notifications with firm delivery dates and prices. Backlog is calculated without regard to possible adjustments for scope change or potential cancellations until such changes or cancellations occur. Of the total Aerospace Division backlog at October 31, 1996, the Company expects that approximately $3,600,000 will not be delivered until after fiscal year 1997.

     For a further discussion of Aerospace Division backlog, see Item
7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Competition

     During the bid process for the initial contracts for a program, the Aerospace Division competes with several firms, some with greater financial resources than the Company. Once the initial contract is awarded, contracts for additional products of the Company are generally entered into on a negotiated price basis and are not competitively bid.

     Although the Company has very few patents, there are practical barriers to entry for potential new competitors of the Company. Each of the Aerospace Division's products is made to precise technical specifications and must be thoroughly tested before being used in a customer's products. Testing and approval is a costly and time-consuming process. Not only must each of the Division's products be tested individually, but all such products must be tested in conjunction with the larger product into which they are intended to be placed. After commencement of a program, it is costly for the Aerospace Division's competitors to design, and the customers to change suppliers of, the components manufactured by the Company since the customer would be required to re-qualify its products using a new subcontractor's components.

RISK MANAGEMENT AND INSURANCE

     The drying, sifting, mixing and processing of pyrotechnic materials involve certain risks and potential liabilities. The Company's safety and health programs provide specialized training to employees working with pyrotechnic materials. Pyrotechnic chemicals are generally delivered to the Company and are stored by the Company in a non-volatile form. The pyrotechnic materials are then dried, sifted and blended at a remote location. Work stations are designed to shield employees from any accidental explosion. Furthermore, the Company's machines are designed so that an accidental explosion will be contained in a protective enclosure to minimize damage.

     The Company maintains a liability insurance program covering a number of risks. The Company's insurance program includes comprehensive general liability and products liability coverage in the amount of $20 million for the Aerospace Division and $10 million for the Automotive Products Division. Scot also maintains a separate general liability and products liability policy in the amount of $20 million. The Company also has casualty and fire insurance with various coverage limits for damage to personal property and buildings, business interruption, earthquakes, boilers and machinery and automobile liability. Pollution liability is excluded from the Company's comprehensive general liability insurance policy.

     The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of products sold by it, notably initiators for airbag systems. Although the Company is not aware of any claims for injury resulting from its airbag initiators, they have only been in use for approximately five years. The Company maintains product liability insurance coverage as described above. However, there can be no assurance that claims will not arise in the future, that the proceeds of such policy will be sufficient to pay future claims or that the Company will be able to maintain the same level of insurance

REGULATION

     As a contractor and subcontractor of the United States Government, the Company is subject to various laws and regulations more restrictive than those applicable to non-government contractors. The Company is subject to periodic audits and investigations to confirm compliance with those laws. Violations can result in civil and/or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or contract renewals.

     The Company uses various hazardous and toxic substances in its manufacturing processes, including organic solvents, photochemical and pyrotechnic material. The Company's operations are subject to numerous Federal, state and local laws, regulations and permit requirements relating to the handling, storage and disposal of those substances. In general, organic solvents and photochemicals are recycled by a licensed disposal company and reused by the Company. The pyrotechnic charge contained in products which are rejected in the quality-control process is eliminated by discharge pursuant to government regulations. The Company believes it is in substantial compliance with these laws and regulations and has obtained all necessary permits. While compliance with these laws and regulations has the effect of increasing the Company's costs of operations, these costs must also be incurred by the Company's competitors and therefore do not materially adversely affect the Company's business or competitive position.

     To date, compliance by the Company with applicable environmental laws has not had a material adverse effect on the Company's financial condition, results of operations or competitive position and the Company does not believe that compliance with presently existing environmental laws will have such a material adverse effect in the future or require material capital expenditures, although no assurances can be given.

     From April 1981 to March 1991, the Company subleased certain of its property in Newhall, California to an unrelated sublessee. In 1984, that sublessee was charged with illegal dumping of hazardous wastes at the Newhall site. After extensive testing by the Company and state and local authorities, a comprehensive groundwater clean-up program was commenced in January 1988 and is expected to continue for approximately 15 years. A water treatment facility and 27 monitoring wells were constructed at the Newhall facility. The total groundwater clean-up costs were estimated to be $2.4 million. A state arbitration panel allocated 82% of the clean-up costs to that sublessee, 7% to the Company and the remainder to other parties. That sublessee has paid all the costs of the groundwater clean-up to date. In January 1995, the partnership which owns the Newhall property reached an agreement with the sublessee who contaminated the property whereby approximately 70 acres of land, which include the contaminated area, were sold to the sublessee. Under this agreement, the Company believes it has no further continuing contingent liability for the completion of the clean-up of the contaminated parcel.

     The Company has a facility security clearance from the United States Department of Defense. A portion of the Company's sales and other revenues during the last three fiscal years was derived from work for which this clearance was required. Continuation of this clearance requires that the Company remain free from foreign ownership, control or influence ("FOCI"). Management does not believe that there is presently any substantial risk of FOCI that will cause its facility security clearance to be revoked. Loss of such security clearance and related loss of contracts relating to the United States Government could result in a decline in the Company's revenues.

EMPLOYEES

     At October 31, 1996, the Company had approximately 515 full-time employees in Newhall, California, approximately 575 full-time employees in Mesa, Arizona, approximately 65 full-time employees in Downers Grove, Illinois and one full-time employee in Ogden, Utah. None of the Company's employees is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

ITEM 2. -- PROPERTIES

     The Company's principal executive offices are located on approximately 140 acres of land in Newhall, California. This space is leased from a partnership (consisting of certain stockholders of the Company) under a Master Lease Agreement that expired on April 30, 1996. The Company is continuing on these facilities on a month-to-month rental basis. The Company is operating under a non-conforming use permit, issued by the Los Angeles County Regional Planning Commission, which expires December 31, 2001. The Company's Newhall facility consists of 30 buildings, modular units and other structures aggregating approximately 60,000 square feet. The Company currently intends to relocate its Newhall, California facility and corporate offices to a larger and more site-efficient location. In October 1996, the Company purchased approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, on which the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is expected to be completed in late Spring 1997, at which time construction of the buildings is expected to begin. The building construction is expected to be completed by the end of 1997, and the Company expects to move its entire California-based operations, including Automotive Products, Aerospace and its administrative offices in early 1998 to the new facility.

     The Company has an additional facility in Mesa, Arizona on approximately 21 acres of land used for its Automotive Products Division. The Mesa facility is owned by the Company and consists of several buildings aggregating approximately 60,000 square feet. The Company currently has four lines of production equipment in operation at the Mesa facility. As of the close of fiscal 1995, the Company had two lines of production equipment in operation at the Mesa facility. Two additional lines became fully operational by the fourth fiscal quarter of 1996. In 1995, the Company also completed the construction of a second blending facility and an approximately 12,000-square-foot warehouse. See Item l. -- "Business -- Automotive Products Division -- Manufacturing."

     Scot's manufacturing facilities and principal offices are located in Downers Grove, Illinois and consist of approximately 47,000 square feet of office and manufacturing facilities located on three and one-half acres of land that are owned by Scot. Scot also owns 29 acres of land in Ogden, Utah, on which Scot tests various products.

ITEM 3. -- LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings generally incidental to its business. While the ultimate disposition of these proceedings is not presently determinable, the Company does not believe that the outcome of these proceedings will have a material adverse effect on the financial position or the results of operations of the Company.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Company's Common Stock is traded in The Nasdaq National Market under the symbol "SDII". The following table sets forth the high and low closing prices of the Company's Common Stock on Nasdaq National Market for the two fiscal years ended October 31, 1996.

                                                                   HIGH       LOW
                                                                   -----     -----
        1995
          November 1 through January 30.......................... $20 1/4    $15
          January 31 through April 30............................  19 1/2     15
          May 1 through July 31..................................  25 1/4     18

          August l through October 31............................  22 1/8     15 1/4
        1996
          November 1 through January 28..........................  18         13
          January 29 through April 28............................  21 3/4     14 1/2
          April 29 through July 28...............................  24         14 1/8
          July 29 through October 31.............................  18 1/4     12 1/2

     At January 21, 1996, there were approximately 213 holders of record of the Company's Common Stock and approximately 2,750 beneficial owners. On January 21, 1997, the closing price of the Company's Common Stock on The Nasdaq National Market was $20.

     No dividend was declared by the Company during the two fiscal years ended October 31, 1996. The Company does not currently anticipate declaring or paying any cash dividends in the foreseeable future. The policy of the Company is to retain earnings to provide funds for use in the operation and expansion of the Company's business.

ITEM 6. -- SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company as of and for each of the five fiscal years ended October 31, 1996. The financial data for the five years ended October 31, 1996 is derived from the Consolidated Financial Statements of the Company, which consolidated statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of October 31, 1996 and 1995, and for each of the years in the three-year period ended October 31, 1996, and the report of KPMG Peat Marwick LLP thereon, are included elsewhere herein. The data set forth below should be read in conjunction with the Financial Statements and related Notes thereto appearing elsewhere herein and Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              YEAR ENDED OCTOBER 31,
                                                 -------------------------------------------------
                                                  1992      1993     1994(1)     1995       1996
                                                 -------   -------   -------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales:
  Automotive Products..........................  $12,625   $24,339   $49,460   $ 71,253   $ 80,235
  Aerospace....................................   17,513    13,112    15,049     29,339     24,247
                                                 -------   -------   -------   --------   --------
          Total................................   30,138    37,451    64,509    100,592    104,482
Cost of sales:
  Automotive Products..........................   12,564    22,367    43,388     63,241     68,113
  Aerospace....................................   12,335     9,814    11,037     19,730     16,215
                                                 -------   -------   -------   --------   --------
          Total................................   24,899    32,181    54,425     82,971     84,328
Gross profit:
  Automotive Products..........................       61     1,972     6,072      8,012     12,123
  Aerospace....................................    5,178     3,298     4,012      9,609      8,031
                                                 -------   -------   -------   --------   --------
          Total................................    5,239     5,270    10,084     17,621     20,154
Operating expenses:
  Automotive Products..........................    1,507     1,564     2,914      3,412      3,878
  Aerospace....................................    1,364     1,139     1,438      4,270      4,232
                                                 -------   -------   -------   --------   --------
          Total................................    2,871     2,703     4,352      7,682      8,110
Earnings (loss) from operations:
  Automotive Products..........................   (1,446)      408     3,158      4,600      8,245
  Aerospace....................................    3,814     2,159     2,574      5,339      3,799
                                                 -------   -------   -------   --------   --------
          Total................................    2,368     2,567     5,732      9,939     12,044
Other income (expense), net....................       16      (315)     (452)      (639)       129
Earnings before income taxes...................    2,384     2,252     5,280      9,300     12,173
Provision for income taxes.....................      965       920     2,111      3,720      4,725
                                                 -------   -------   -------   --------   --------
Net earnings...................................  $ 1,419   $ 1,332   $ 3,169   $  5,580   $  7,448
Net earnings per share.........................  $   .25   $   .23   $   .55   $    .82   $    .96
Weighted average common and common equivalent
  shares outstanding...........................    5,758     5,764     5,786      6,832      7,763

                                                                   AT OCTOBER 31,
                                                   -----------------------------------------------
                                                    1992      1993      1994      1995      1996
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Current assets.................................  $10,570   $14,762   $25,154   $43,320   $45,326
  Total assets...................................   29,216    33,939    51,689    78,621    86,159
  Current liabilities............................    4,543     6,221    10,613    10,150    10,369
  Long-term debt, less current portion...........    2,282     3,608    12,568     4,027     3,320
  Stockholders' equity...........................   21,890    23,222    26,659    62,054    69,701

---------------

(1) Effective July 31, 1994, the Company acquired all of the assets of Scot, Inc. Accordingly, the results of operations for the year ended October 31, 1994, and all subsequent years, include the results of Scot, Inc. from that effective date. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Aerospace Division."

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company appearing elsewhere herein. Unless otherwise stated, all references to years means the Company's fiscal years ending October 31.

GENERAL

  Automotive Products Division

     The Automotive Products Division was formed in the beginning of 1989 as a result of the Company's strategic decision to participate in the anticipated demand for airbag systems arising from new federal regulations. Demand for initiators produced by the division has grown steadily since 1992 as U.S. automobile manufacturers have installed airbags in automobiles for both the driver and front passenger. Even though installation of the front driver and passenger airbags is now mostly implemented in the United States, demand appears to be continuing to grow as U.S. automobile manufacturers are now installing airbags for side-impact protection. In addition European and Pacific Rim automobile manufacturers have, over the last few years, accelerated the rate of airbag implementation for automobiles produced in these countries. The Company has invested in, and continues to invest in, facilities and production equipment to meet these increases in demand. Beginning in fiscal year 1992, gross profit margins and operating income amounts achieved by the Company have improved as a result of the Company's automation of the manufacturing process of initiators, because of improvements in manufacturing techniques, and because of a larger base of business to absorb its overhead costs. This trend has occurred despite the average sales price for an initiator declining approximately 43% over the four year period ended October 31, 1996.

     No assurance can be given that the foregoing trends during fiscal years 1992 through 1996 will continue. The Company's future results of operations, financial position and cash flows are dependent on a variety of factors that are inherently difficult to predict including, by way of example only: (1) the number of automobiles sold (particularly in North America); (2) continued acceptance of airbags as the principal secondary restraint system incorporated in automobiles; (3) the impact of pressure from the Company's customers and actions by the Company's competitors on the Company's ability to sell its initiators at acceptable average sales prices; (4) voluntary incorporation of side and rear airbags by automobile manufacturers; and (5) the Company's ability to continue increasing the automation of its manufacturing processes in a timely and effective manner.

  Aerospace Division

     Demand for the Aerospace Division's products, including a wholly-owned subsidiary, Scot, Inc., is driven primarily by the United States Government's purchases of missiles and other weapon systems and commercial launch vehicles for satellite communications that incorporate initiators, arm-fire devices and other pyrotechnic components, and by demand for replacement parts used in military crew safety systems. In most cases, the Company is a subcontractor to the nongovernmental prime contractor or other subcontractor of the program. The Aerospace Division's contracts provide for a specific number of deliveries over a period of time. Revenue is recognized for these production contracts as completed units are shipped. Cost of sales for units shipped is computed based on the expected total unit cost of all units required to be produced under the contract through completion, which amount includes all estimated costs to complete the contract. Accordingly, the results of the Aerospace Division for any particular accounting period, or period-to-period comparisons, may be significantly affected by the timing of production deliveries and may not be indicative of future operating results. Unlike most of the Company's products, demand for certain of Scot's products is affected by the government's need to purchase directly from Scot replacement components whose service life has expired. The most significant factor affecting the gross profit margin for the Aerospace Division is the mix of products being delivered during a particular reporting period.

RESULTS OF OPERATIONS

     The following table is derived from the Company's statement of earnings data and sets forth, for the periods indicated, certain statement of earnings data as a percentage of net sales.

                                                        FISCAL YEAR ENDED OCTOBER 31,
                                                        -----------------------------
                                                          1994      1995      1996
                                                          -----     -----     -----
        Automotive Products Division
          Net sales.....................................  100.0%    100.0%    100.0%
          Cost of sales.................................   87.7      88.8      84.9
                                                          -----     -----     -----
          Gross profit..................................   12.3      11.2      15.1
          Operating expenses............................    5.9       4.8       4.8
                                                          -----     -----     -----
          Earnings from operations......................    6.4%      6.4%     10.3%
                                                          =====     =====     =====
        Aerospace Division
          Net sales.....................................  100.0%    100.0%    100.0%
          Cost of sales.................................   73.3      67.3      66.9
                                                          -----     -----     -----
          Gross profit..................................   26.7      32.7      33.1
          Operating expenses............................    9.6      14.5      17.4
                                                          -----     -----     -----
          Earnings from operations......................   17.1%     18.2%     15.7%
                                                          =====     =====     =====

  COMPARISON OF FISCAL YEARS 1994, 1995 AND 1996

     Net Sales. Net sales for the Automotive Products Division increased by $21,793,000, or 44.1%, between 1994 and 1995 and increased by $8,982,000, or
12.6%, between 1995 and 1996. The increases were due primarily to significant increases throughout the three-year period in initiator shipments to TRW pursuant to the TRW Agreement and, to a lesser extent, to increases in shipments to ARC and Morton. In December 1995, the Company signed a three-year supplier agreement with Morton whereby the Company is required to supply a substantial portion of Morton's initiator requirements. The Morton agreement became effective with model year 1997 production, approximately August 1996, and therefore did not have a substantial impact on 1996 fiscal year operations. Increases in initiator unit sales during the three-year period were partially offset by decreases in initiator prices pursuant to the TRW Agreement. During 1994, 1995, and 1996, sales to TRW accounted for 86.8%, 80.1%, and 77.7%, respectively, of the Automotive Products Division's sales and 67.9%, 59.9%, and 59.7%, respectively, of the combined sales of the Company. The Company expects TRW and Morton to be the Automotive Products Division's largest customers for the foreseeable future.

     Net sales for the Aerospace Division increased $14,290,000, or 95.0%, between 1994 and 1995, and decreased $5,092,000, or 17.4%, between 1995 and 1996. The inclusion of the operating results of Scot contributed $8,825,000 of the increase between 1994 and 1995 (Scot's results were included for three months in 1994 and 12 months in 1995). Without the inclusion of Scot's results, sales would have increased by $5,465,000, or 39.5%, between 1994 and 1995. The increase in sales between 1994 and 1995 reflects successful marketing efforts by the Company coupled with fewer companies with whom the Aerospace Division is in competition for the remaining defense program contracts. The decrease in sales between 1995 and 1996 resulted because the TOW missile program produced substantial "one-time buy" revenues in 1995 which were not repeated in 1996, and because sales of products for the Hellfire missile program declined in 1996 as this missile program nears completion of its production life cycle.

     During 1993, revenues and new orders for the Aerospace Division were adversely affected by reduced levels of spending for defense programs in the United States. To date, no production program from which the Company has received any significant revenues during the past three fiscal years has been canceled. It is unclear whether the programs in which the Company is involved or would propose to become involved will be significantly affected by any future decrease in defense spending and if so, to what extent. Accordingly, the effect, if any, on the future results of operations of the Company from possible future decreases in defense spending cannot be determined at this time.

     Cost of Sales. Cost of sales for the Automotive Products Division increased $19,853,000, or 45.8%, between 1994 and 1995, and increased by $4,872,000, or
7.7%, between 1995 and 1996. The increases throughout the three-year period were related primarily to the increased volume of initiators shipped. Automotive Products Division gross profit margins declined from 12.3% in 1994 to 11.2% in 1995, and improved to 15.1% in 1996. In 1994, 1995 and 1996, the Company achieved greater recovery of overhead costs from the increases in levels of production and also achieved an increase in production machine utilization and a higher level of automation of manufacturing operations, all of which contributed to improved gross margins. These improvements were fully offset in 1995, due to decreases in the sales price of initiators by over 12% between 1994 and 1995. Although the Company experienced a reduction in the sales price of initiators of over 18% in 1996 compared to 1995, the improvements in machine utilization and the absorption of overhead over a larger base more than offset the price reduction, resulting in a higher gross profit percent in 1996. Second production lines were installed in the Mesa, Arizona facility and the Newhall, California facility during fiscal year 1995, and two additional production lines were installed in the Mesa facility during fiscal year 1996. See Item
2. "-- Business -- Properties." The installation of these additional production lines has resulted in an increase in depreciation expense for the Company.

     The Company amended, effective January 1, 1995, the Automotive Products Division's only long-term supply contract with the supplier of a key component for the Company's initiators. The contract relates to a primary component used in the production of initiators and this amendment significantly reduces the unit prices paid by the Company effective January 1, 1995. The amendment also extends the term of the contract through the end of calendar year 1999 and provides that such prices will be further reduced at the beginning of each calendar year through the end of such term. See Item
1. "-- Business -- Automotive Products Division -- Manufacturing."

     Cost of sales for the Aerospace Division increased $8,693,000, or 78.8%, between 1994 and 1995, and decreased $3,515,000, or 17.8%, between 1995 and 1996. Cost of sales as a percentage of the Aerospace Division's sales decreased in 1995 and 1996, resulting in an increase in the gross profit margin for the Aerospace Division from 26.7% in 1994 to 32.7% in 1995, and to 33.1% in 1996.

     Of the $11,037,000 of cost of sales incurred by the Aerospace Division in 1994, $554,000 resulted from the inclusion of the operating results of Scot for the three months ended October 31, 1994. Without the inclusion of Scot's results, cost of sales would have increased by $669,000, or 6.8%, in 1994. Cost of sales decreased as a percentage of net sales between 1994 and 1995, and between 1995 and 1996, as a result of the inclusion of the results of operations of Scot for the three months ended October 31, 1994 and for the entire year in 1995 and 1996. Scot's gross profit margin has historically been higher than the Aerospace Division's gross profit margin. Without the inclusion of Scot, the gross profit margin for the Aerospace Division, which was 24.0% in 1994, would have been 24.4% in 1995 and 20.5% in 1996. The fluctuation in gross margin is the result of product mix sold during the respective years and, in 1996, because of start-up costs incurred on several new programs.

     Operating Expenses. Operating expenses, in total, increased $3,330,000, or 76.5%, between 1994 and 1995, and increased $428,000, or 5.6%, between 1995 and 1996. Of the increase in 1995, $2,154,000 is attributable to the inclusion of the operations of Scot for the year ended October 31, 1995. Without Scot, operating expenses would have increased by $1,176,000, or 30.3%, for 1995. A certain level of operating expenses is incurred by the Company to support operations within ranges of sales levels, and accordingly, these expenses do not increase or decrease ratably as sales increase or decrease. The operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged those operating expenses directly incurred by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. For fiscal year 1994, the allocation was based on each Division's sales as a percent of total sales. In fiscal years 1995 and 1996, the allocation was made approximately equally to each Division. Administrative operating expenses amounted to $1,967,000, $2,550,000, and $2,704,000, in fiscal years 1994, 1995, and 1996, respectively.

     The increase in total operating expenses in 1995 compared to 1994, and in 1996 compared to 1995, without the inclusion of Scot, was due to increases in most operating expense categories incurred to support the increase in sales. The categories of operating expenses in which the Company experienced the largest increases were administrative salaries, outside professional services, transportation costs and public relations costs.

     Operating expenses for the Automotive Products Division increased $498,000, or 17.1%, between 1994 and 1995, and increased $466,000, or 13.7%, between 1995 and 1996. As a percentage of the Automotive Products Division net sales, these expenses have decreased from 5.9% in 1994 to 4.8% in 1995 and 1996.

     Operating expenses for the Aerospace Division increased $2,832,000, or 196.9%, between 1994 and 1995, and decreased $38,000, or .9%, between 1995 and 1996. Of the increase in 1995, $2,154,000 resulted from the inclusion of the operating results of Scot for the year ended October 31, 1995. Without the inclusion of such results, operating expenses would have increased by $678,000, or 70.0%, between 1994 and 1995. As a percentage of sales, operating expenses for the Aerospace Division increased from 9.6% in 1994 to 14.5% in 1995, and increased to 17.4% in 1996. The increase in 1995 resulted from (a) the inclusion of Scot for the year ended October 31, 1995; (b) the higher level of expenses incurred to support the large increase in sales in 1995; and (c) the higher percentage of expenses allocated to the Aerospace Division as a result of a change in the method of allocating administrative operating expenses. The increase in operating expenses as a percentage of sales in 1996 resulted from the reduction in sales in 1996 compared to 1995 without a corresponding reduction in operating expenses. Sales for the Aerospace Division as a percentage of total Company sales increased from 23% in 1994 to 29% in 1995, and decreased to 23% in 1996.

     Other Income and Expense. Other income (expense), net consists primarily of interest income and interest expense. In May 1995, the Company received approximately $29,400,000 (before offering-related expenses) from the sale of 1,770,000 shares of its Common Stock in an underwritten public offering. Approximately $14,000,000 of the proceeds were used to pay debt incurred under the Company's bank revolving line of credit and approximately $11,400,000 were invested in short-term, interest-bearing, marketable securities. In 1994, other (expense), net was $452,000, which consisted primarily of interest on bank borrowings. In 1995, other (expense), net was $639,000, which consisted primarily of interest expense of $964,000, offset partially by interest income of $297,000 earned on short-term investments and by $28,000 of other income. In 1996, other income, net was $129,000, which consisted primarily of interest income earned on short-term investments of $485,000, and other income of $9,000, offset partially by interest expense of $365,000. The increase in interest income in 1996, compared to 1995, was the result of interest earned for a full-year on short-term investments in 1996 compared to approximately five months on interest income in 1995. The decrease in interest expense in 1996 was the result of no outstanding short-term borrowings in 1996, and because of lower average outstanding balances on long-term debt in 1996 due to scheduled reductions of principal balances.

  SEASONALITY

     The airbag manufacturers' requirements for the Company's initiators are dependent on the requirements of automobile manufacturers. The Company expects that the airbag initiator market in the United States will continue to become more closely tied with the seasonal fluctuations of the automotive market during the next several years as the phase-in of driver and passenger-side airbag systems is fully implemented. This trend may be offset partially as new applications for airbags, such as airbags for side-impact protection, are installed by automobile manufacturers. In addition, research is currently being conducted for "smart" airbags which will have the ability to sense the weight and position of an automobile occupant, and then deploy the airbag at corresponding different speeds. Although not determined at this time, the initiator content per airbag could increase in response to "smart" airbag technology.

     The Aerospace Division recognizes sales upon the shipment of units or completion of a task. While there is no identifiable seasonality to the aerospace business, there can be quarter-to-quarter changes in shipment volume that result from customer requirements or other factors beyond the Company's control. The general trend has been that customer shipment requirements are greater in the second half of the Company's fiscal year.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock.

     During the fiscal year ended October 31, 1996, the Company maintained a credit agreement (the "Credit Agreement") with a bank under which the Company had in place a revolving credit facility (the "Revolver") and a $5,000,000, five-year term loan (the "Term Loan"). Under the terms of the Revolver (as amended in October 1995), the Company could borrow up to a maximum of $6,500,000 in advances from November 1, 1995 through March 1, 1997. There were no amounts outstanding under the Revolver during 1996. Proceeds advanced under the Revolver could be used to support working capital needs and capital expenditures. The Revolver would have expired and become due on March 1, 1997.

     The Term Loan, the principal balance of which was being amortized on a monthly basis, bore interest at a fixed rate per annum of 7.30% and had an outstanding principal balance of $1,583,000 at October 31, 1996. Proceeds from the term loan were applied to repay a prior credit facility with a different bank. The Term Loan was required to be fully amortized by May 1, 1998.

     In December 1996, the Company signed a new credit agreement (the "New Agreement") with a different bank. The balance of the Term Loan was paid at that time. The New Agreement expires May 1, 1998, and any borrowings under the New Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The New Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion.

     Substantially all of the Company's assets were pledged as collateral under the former Credit Agreement, and are also pledged as collateral under the New Agreement. In addition, the New Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. As of December 31, 1996, $1,454,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1.

     The Company's wholly owned subsidiary, Scot, Inc., has a term loan with a bank, which was renewed in August 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at October 31, 1996, was $581,500. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate. Any unpaid principal is due on August 1, 2001.

     In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane and delivered a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period. The unpaid balance of this note at October 31, 1996 was $1,832,700. In December 1994, the Company purchased a second airplane from United Beechcraft, Inc. for $669,419. The Company entered into a promissory note with Beech Acceptance, Inc. to finance the purchase over a 10-year period. The unpaid balance of this note at October 31, 1996 was $559,600. The planes are being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases the first airplane for use by third parties when not in use by the Company in order to defray a portion of the costs.

     During 1996, the Company generated cash flow from operations of $12,857,000. Capital expenditures for payments related to automated manufacturing equipment amounted to approximately $7,406,000 and for payments related to the purchase of 280 acres of land in the City of Moorpark (see below), amounted to approximately $3,712,000. Principal payments of long-term bank debt aggregated $1,275,000. These net cash outflows were funded by cash flow from operations. At October 31, 1996, the Company had cash and marketable securities on hand of $13,293,000 and, at December 31, 1996, had additional borrowing capacity of $20,546,000 available under the New Agreement.

     On May 1, 1995, the Company sold 1,770,000 shares of its Common Stock in an underwritten public offering. The proceeds of the offering (approximately $29,400,000 before offering related expenses) were used to liquidate all amounts outstanding under the Revolver and to fund certain working capital increases, with the balance (approximately $11,400,000) being invested in short-term marketable securities and cash equivalents.

     At October 31, 1996, the Company had working capital of $34,957,000 as compared to working capital of $33,170,000 at October 31, 1995. The increase of $1,787,000 is due primarily to an increase in cash and marketable securities of $664,000, an increase in inventory of $1,059,000, a decrease in the current portion of long-term debt of $568,000, and a decrease into accounts payable and accrued expenses of $1,077,000, offset partially by an increase in income taxes payable of $1,864,000. The increase in inventories was due primarily to higher levels of raw material purchases and workin-process required to support the increasing production and shipping volumes of the Automotive Products Division in 1996.

     The Company anticipates that working capital requirements will increase in 1997 as compared to 1996 to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company, although future demand is inherently difficult to predict and affected by a variety of factors, including the factors discussed in the second paragraph under "General -- Automotive Products Division". The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash on hand, cash flow from operations and borrowings under its existing Credit Agreement. The Company had commitments to acquire capital equipment at October 31, 1996 aggregating approximately $6,500,000 related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division.

     In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, in October 1996, on which the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is expected to be completed in late Spring 1997, at which time construction of the buildings is expected to begin. The building construction is expected to be completed by the end of 1997, and the Company expects to move its entire California-based operations, including Automotive Products, Aerospace and the administrative offices in early 1998 to these new facilities. Total cost of the project is estimated at $18,000,000 of which approximately $3,700,000 had been spent by October 31, 1996. The Company anticipates spending approximately $10,000,000 in fiscal 1997, and approximately $4,300,000 in fiscal 1998 to complete this project. The Company believes it has adequate cash and marketable securities available from the net proceeds of the May 1995 public offering, from cash flow from operations and from borrowing capacity to adequately finance this project. The Company believes additional term financing is available for this project to the extent required, however there can be no assurance that such financing will be available.

     Recently, Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets" (SFAS 121) was issued. SFAS 121 is required for fiscal years beginning after December 15, 1995. Management of the Company believes that the adoption of SFAS 121 will not have a material impact on the financial position or results of operations of the Company. In addition, Statement of Financial Accounting Standards No. 123 "Accounting For Stock-Based Compensation" (SFAS 123) was issued. SFAS 123 is required for fiscal years beginning after December 15, 1995. The Company will continue to apply the provisions of Accounting Principles Board Opinion No. 25, and make the supplemental disclosures required by SFAS 123. Management does not believe that this accounting treatment will have a material impact on the financial position or results of operations of the Company. Both pronouncements are effective for the Company beginning in fiscal 1997.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Company filed as part of this report on Form 10-K are listed in Item 14(a).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Special Devices, Incorporated:

     We have audited the accompanying consolidated balance sheets of Special Devices, Incorporated and subsidiary as of October 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Special Devices, Incorporated and subsidiary as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
January 15, 1997

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    OCTOBER 31,     OCTOBER 31,
                                                                       1995            1996
                                                                    -----------     -----------
Current assets:
  Cash............................................................  $ 3,928,185     $ 2,592,578
  Marketable securities...........................................    8,700,000      10,700,000
  Accounts receivable, net of allowance of $216,604 in 1995 and
     $155,959 in 1996 for doubtful accounts (Note 3)..............   12,562,082      12,663,230
  Inventories (Note 4)............................................   17,239,608      18,298,705
  Prepaid expenses................................................      299,506         401,645
  Deferred income taxes (Note 7)..................................      591,000         670,000
                                                                    -----------     -----------
          Total current assets....................................   43,320,381      45,326,158
                                                                    -----------     -----------
Property, plant and equipment, at cost:
  Land............................................................    1,559,827       1,611,331
  Building........................................................    4,941,897       7,562,979
  Machinery and equipment.........................................   28,646,606      35,736,957
  Furniture and fixtures..........................................    1,778,829       2,221,376
  Transportation equipment........................................    3,008,482       3,066,463
  Leasehold improvements..........................................    2,124,280       2,334,412
  Construction in progress (includes land and related costs
     of $3,700,000 in 1996).......................................    5,059,924       5,695,185
                                                                    -----------     -----------
                                                                     47,110,845      58,228,703
  Less accumulated depreciation and amortization..................   12,195,400      17,597,716
                                                                    -----------     -----------
                                                                     34,915,445      40,630,987
                                                                    -----------     -----------
Other assets......................................................      385,050         202,050
                                                                    -----------     -----------
                                                                    $78,620,876     $86,159,195
                                                                    ===========     ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 5)......................  $ 1,864,710     $ 1,296,973
  Trade accounts payable..........................................    4,314,767       3,075,758
  Accounts payable to related parties (Note 10)...................    1,573,660       2,294,688
  Accrued payroll and benefits....................................    1,721,332       1,104,613
  Accrued expenses................................................      548,862         605,881
  Income taxes payable (Note 7)...................................      127,101       1,991,290
                                                                    -----------     -----------
          Total current liabilities...............................   10,150,432      10,369,203
Long-term debt, less current portion (Note 5).....................    4,026,574       3,319,709
Deferred income taxes (Note 7)....................................    2,390,000       2,769,000
                                                                    -----------     -----------
          Total liabilities.......................................   16,567,006      16,457,912
Commitments and contingencies (Note 8)............................           --              --
Stockholders' equity (Note 6):
  Preferred stock, $.01 par value. Authorized 2,000,000 shares;
     no shares issued or outstanding..............................           --              --
  Common stock, $.01 par value. Authorized 20,000,000 shares;
     issued and outstanding 7,655,076 shares in 1995 and 7,675,535
     in 1996......................................................       76,551          76,756
  Additional paid-in capital......................................   49,711,881      49,911,050
  Retained earnings...............................................   12,265,438      19,713,477
                                                                    -----------     -----------
          Total stockholders' equity..............................   62,053,870      69,701,283
                                                                    -----------     -----------
                                                                    $78,620,876     $86,159,195
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                           FISCAL YEARS ENDED OCTOBER 31,
                                                    ---------------------------------------------
                                                       1994             1995             1996
                                                    -----------     ------------     ------------
Net sales........................................   $64,508,654     $100,591,878     $104,482,025
Cost of sales (Note 10)..........................    54,424,607       82,970,922       84,327,787
                                                     ----------      -----------      -----------
  Gross profit...................................    10,084,047       17,620,956       20,154,238
                                                     ----------      -----------      -----------
Operating expenses...............................     4,351,700        7,682,252        8,110,025
                                                     ----------      -----------      -----------
     Earnings from operations....................     5,732,347        9,938,704       12,044,213
                                                     ----------      -----------      -----------
Other (expense) income:
  Interest expense...............................      (457,617)        (964,099)        (364,992)
  Interest income................................            --          296,733          484,710
  Other, net.....................................         5,320           28,332            9,108
                                                     ----------      -----------      -----------
     Total other (expense) income................      (452,297)        (639,034)         128,826
                                                     ----------      -----------      -----------
     Earnings before income taxes................     5,280,050        9,299,670       12,173,039
Income taxes (Note 7)............................     2,111,000        3,720,000        4,725,000
                                                     ----------      -----------      -----------
  Net earnings...................................   $ 3,169,050     $  5,579,670     $  7,448,039
                                                     ==========      ===========      ===========
Net earnings per share...........................   $      0.55     $       0.82     $       0.96
                                                     ==========      ===========      ===========
Weighted average common shares and common
  equivalents outstanding........................     5,785,512        6,831,590        7,762,529
                                                     ==========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED OCTOBER 31, 1994, 1995 AND 1996

                                   COMMON STOCK          ADDITIONAL                         TOTAL
                               ---------------------       PAID-IN        RETAINED       STOCKHOLDERS'
                                SHARES       AMOUNT        CAPITAL        EARNINGS          EQUITY
                               ---------     -------     -----------     -----------     ------------
Balance at October 31,
  1993.......................  5,758,750     $57,588     $19,647,446     $ 3,516,718     $ 23,221,752
Issuance of common stock on
  exercise of stock
  options....................     28,666         286         268,290              --          268,576
Net earnings.................         --          --              --       3,169,050        3,169,050
                               ---------      ------      ----------      ----------       ----------
Balance at October 31,
  1994.......................  5,787,416      57,874      19,915,736       6,685,768       26,659,378
Issuance of common stock on
  exercise of stock
  options....................     97,660         977         863,229              --          864,206
Sale of 1,770,000 shares of
  common stock, net of
  applicable costs...........  1,770,000      17,700      28,932,916              --       28,950,616
Net earnings.................         --          --              --       5,579,670        5,579,670
                               ---------      ------      ----------      ----------       ----------
Balance at October 31,
  1995.......................  7,655,076      76,551      49,711,881      12,265,438       62,053,870
Issuance of common stock on
  exercise of stock
  options....................     20,459         205         199,169              --          199,374
Net earnings.................         --          --              --       7,448,039        7,448,039
                               ---------      ------      ----------      ----------       ----------
Balance at October 31,
  1996.......................  7,675,535     $76,756     $49,911,050     $19,713,477     $ 69,701,283
                               =========      ======      ==========      ==========       ==========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FISCAL YEARS ENDED OCTOBER 31,
                                                   ----------------------------------------------
                                                       1994             1995             1996
                                                   ------------     ------------     ------------
Cash flows from operating activities:
  Net earnings...................................  $  3,169,050     $  5,579,670     $  7,448,039
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation and amortization...............     2,748,783        4,430,382        5,402,314
  Changes in assets and liabilities:
     Increase in accounts receivable.............      (519,664)      (3,991,946)        (101,148)
     Increase in inventories.....................    (7,172,149)      (1,911,395)      (1,059,097)
     Decrease (increase) in prepaid expenses.....        72,165           27,087         (102,139)
     Decrease in other assets....................       122,938          180,000          183,000
     Increase (decrease) in accounts payable,
       accounts payable to related parties and
       other accrued expenses....................     4,106,652       (1,201,710)      (1,077,681)
     (Decrease) increase in income taxes
       payable...................................      (129,271)         117,372        1,864,189
     Increase in deferred taxes, net.............       855,000          398,000          300,000
                                                   -------------    -------------    -------------
  Net cash provided by operating activities......     3,109,174        3,627,460       12,857,477
                                                   -------------    -------------    -------------
Cash flows from investing activities:
     Acquisition of assets of Scot, Inc..........    (5,311,000)              --               --
     Purchases of property, plant and
       equipment.................................    (6,275,378)     (13,375,729)     (11,117,856)
     Purchases of marketable securities..........            --       (8,700,000)      (2,000,000)
                                                   -------------    -------------    -------------
  Net cash used in investing activities..........   (11,586,378)     (22,075,729)     (13,117,856)
                                                   -------------    -------------    -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock......       268,576       29,814,823          199,374
     Proceeds from issuance of long term debt....       146,741        2,769,000               --
     Net borrowings (payments) under revolving
       line
       of credit.................................     8,910,000       (9,410,000)              --
     Repayment of long term debt.................    (1,026,281)      (1,278,504)      (1,274,602)
                                                   -------------    -------------    -------------
  Net cash provided by (used in) financing
     activities..................................     8,299,036       21,895,319       (1,075,228)
                                                   -------------    -------------    -------------
  Net (decrease) increase in cash................      (178,168)       3,447,050       (1,335,607)
Cash at beginning of year........................       659,303          481,135        3,928,185
                                                   -------------    -------------    -------------
Cash at end of year..............................  $    481,135     $  3,928,185     $  2,592,578
                                                   =============    =============    =============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest....................................  $    399,322     $  1,008,983     $    354,938
     Income taxes................................     1,385,000        2,960,500        2,437,500
                                                   =============    =============    =============

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The consolidated financial statements include the accounts of Special Devices, Incorporated, a Delaware corporation, and its wholly owned subsidiary (the Company). All material inter-company accounts and transactions have been eliminated.

  Revenue Recognition

     The Company has two operating divisions. The Automotive Products Division, organized in 1989, manufactures products, to customer specifications, under standard purchase orders. Sales are recognized when products are shipped. The Aerospace Division manufactures products under fixed price, long-term contracts directly for the Department of Defense, their prime contractors and commercial companies. The contracts vary in length, but are generally completed within 12 to 24 months. Sales under long-term production contracts are recognized as units are shipped.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of income and expenses for the periods presented. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's cash, trade accounts receivable, and all current liabilities approximate the fair values due to the relatively short maturities of these instruments.

     Marketable securities consist of a tax-exempt mutual fund and are classified as available-for-sale. These securities are stated at fair value based on market quotes. The cost basis of the securities approximates the fair value.

     The carrying amounts of the Company's long-term debt approximate the fair value due to variable interest rates which approximate market rates associated with the notes.

  Inventories

     Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs relating to long-term contracts and programs are stated at the actual production cost, including overhead incurred to date reduced by amounts identified with revenue recognized on units delivered. Inventoried costs relating to long-term contracts are further reduced by any amounts in excess of estimated realizable value. The costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced under existing contracts.

     In accordance with industry practice, inventories are classified as current assets although inventories may include amounts relating to contracts and programs having production cycles longer than one year.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Property and Equipment

     Property and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated service lives of the related assets. The principal lives used in determining depreciation rates of various assets are as follows:

        Building..........................................................    25 years
        Machinery and equipment...........................................   7.5 years
        Furniture and fixtures............................................     5 years
        Transportation equipment..........................................     4 years

     Leasehold improvements are amortized over the lesser of 10 years or the remaining life of the lease. Upon sale or retirement of the depreciable property, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in earnings.

  Net Earnings Per Share

     Net earnings per share is computed by dividing net earnings by the weighted average number of common stock and dilutive common stock equivalents outstanding during the period.

  Income Taxes

     The Company accounts for income taxes under the asset and liability method of accounting for income taxes whereby deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  Impairment of Long-Lived Assets

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for the Company beginning fiscal 1997. Since the Company's current policy is consistent with the provisions of SFAS No. 121, it does not anticipate that adoption of the new pronouncement will have a material impact on its financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) ACQUISITION

     The Company acquired, in September, 1994, substantially all the assets of Scot, Inc. a manufacturer of propellant explosive and life support devices for government and commercial purposes. Consideration consisted of $5,310,000 cash, which has been allocated to the acquired assets based on estimated fair values. Since the acquisition is accounted for as a purchase, the consolidated financial statements include its assets and operations since the date of the acquisition.

(3) ACCOUNTS RECEIVABLE

     Accounts receivable are as follows:

                                                                    OCTOBER 31,
                                                            ----------------------------
                                                                1995            1996
                                                            ------------    ------------
        Commercial customers..............................  $  7,825,252    $  6,388,176
        U.S. Government...................................       374,305       2,299,218
        U.S. Government contractors.......................     4,579,129       4,131,795
                                                             -----------     -----------
                                                              12,778,686      12,819,189
          Less allowance for doubtful accounts............       216,604         155,959
                                                             -----------     -----------
                                                            $ 12,562,082    $ 12,663,230
                                                             ===========     ===========

The activity relating to the allowance for doubtful accounts was as follows:

        Balance at October 31, 1993.......................   $ 257,899
        Additions charged to expense......................      54,400
        Write-offs........................................     (13,295)
                                                             ----------
        Balance at October 31, 1994.......................     299,004
        Adjustment to reserve.............................     (82,400)
        Write-offs........................................          --
                                                             ----------
        Balance at October 31, 1995.......................     216,604
        Additions charged to expense......................      81,000
        Write-offs and other..............................    (141,645)
                                                             ----------
        Balance at October 31, 1996.......................   $ 155,959
                                                             ==========

(4) INVENTORIES

     Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                                    OCTOBER 31,
                                                            ---------------------------
                                                               1995            1996
                                                            -----------     -----------
        Raw materials and components......................  $ 4,998,400     $ 6,167,337
        Work in process...................................    5,766,087       7,278,149
        Finished goods....................................    1,103,141       1,020,337
        Inventoried costs relating to long term contracts,
          net of
          amounts attributed to revenues recognized to
          date............................................    5,568,687       3,835,468
                                                            -----------     -----------
                                                             17,436,315      18,301,291
        Less progress payments related to long-term
          contracts.......................................      196,707           2,586
                                                            -----------     -----------
                                                            $17,239,608     $18,298,705
                                                            ===========     ===========

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Inventoried costs relate to costs of products currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.

(5) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1995           1996
                                                              ----------     ----------
        Bank term notes.....................................  $3,201,339     $2,164,886
        Finance company.....................................   2,602,743      2,392,295
        Other notes.........................................      87,202         59,501
                                                              ----------     ----------
                                                               5,891,284      4,616,682
          Less current portion..............................   1,864,710      1,296,973
                                                              ----------     ----------
                                                              $4,026,574     $3,319,709
                                                              ==========     ==========

     During the fiscal year ended October 31, 1996, the Company maintained a credit agreement (the "Credit Agreement") with a bank under which the Company had in place a revolving credit facility (the "Revolver") and a $5,000,000, five-year term loan (the "Term Loan"). Under the terms of the Revolver (as amended in October 1995), the Company could borrow up to a maximum of $6,500,000 in advances from November 1, 1995 through March 1, 1997. There were no amounts outstanding under the Revolver during 1996. Proceeds advanced under the Revolver could be used to support working capital needs and capital expenditures. The Revolver would have expired and become due on March 1, 1997.

     The Term Loan, the principal balance of which was being amortized on a monthly basis, bore interest at a fixed rate per annum of 7.30% and had an outstanding principal balance of $1,583,347 at October 31, 1996. Proceeds from the term loan were applied to repay a prior credit facility with a different bank. The Term Loan was required to be fully amortized by May 1, 1998.

     In December 1996, the Company signed a new credit agreement (the "New Agreement") with a different bank. The balance of the Term Loan and any other outstanding borrowings with the former bank were paid at that time. The New Agreement expires May 1, 1998, and any borrowings under the New Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The New Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for standby letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion.

     Substantially all of the Company's assets were pledged as collateral under the former Credit Agreement, and are also pledged as collateral under the New Agreement, except as noted below. In addition, the New Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company's wholly owned subsidiary, Scot, Inc., has a term loan with a bank, which was renewed in August, 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at October 31, 1996, was $581,500. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate (5.6% at October 31, 1996). Any unpaid principal is due on August 1, 2001.

     The finance company notes are secured by related equipment. The first note is being amortized over 12 years, with interest at 5.9% through November, 1996, and with interest at prime (8.5% at October 31, 1996) plus one-half percent through November, 2006, when the note will be fully amortized. Monthly payments are approximately $20,300 through November, 1996. The unpaid balance at October 31, 1996 was $1,832,700. The second note is being amortized over 10 years, with interest of 4.9% through December, 1996, and with interest at prime plus one-half percent through December, 2004, when the note will be fully amortized. Monthly payments are approximately $7,100 through December, 1996. The unpaid balance at October 31, 1996 was $559,600.

     The scheduled principal payments of long-term debt outstanding at October 31, 1996 are as follows:

            YEAR ENDING OCTOBER 31,
            ---------------------------------------------------------
              1997...................................................  $1,238,700
              1998...................................................     788,600
              1999...................................................     210,000
              2000...................................................     238,900
              2001...................................................     253,500
              Thereafter.............................................   1,886,900
                                                                       ----------
                                                                       $4,616,600
                                                                       ==========

(6) STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 2,000,000 shares of Preferred Stock, $.01 par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At October 31, 1995 and 1996, no shares of Preferred Stock were issued or outstanding.

  Stock Options and Grants

     During 1991, the Company adopted its Stock Incentive Plan (the Plan). The Plan is administered by a committee of the Board of Directors which determines the amount, type, vesting period, terms and conditions of the awards. The Plan provides for the issuance of restricted stock, grants of incentive and non-qualified stock options, stock appreciation rights and performance share awards at amounts which approximate current market value on the date of grant. The Company has reserved 560,000 shares of common stock for issuance under the plan.

     Pursuant to the Plan, no option may be granted that is exercisable in less than six months or more than ten years from the grant date. Certain events, including a change in control of the Company, may accelerate exercise dates, cause forfeiture of all shares of any restricted stock and terminate all conditions relating to the realization of any performance awards.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Stock option activity for the three years ended October 31, 1996 was as follows:

                                                    SHARES               OPTION PRICE
                                                    -------     -------------------------------
    Options outstanding at October 31, 1993.......  206,000     $ 9.25 - 9.50 per share
      Options issued..............................  175,000     $ 6.50 - 9.50 per share
      Options exercised...........................  (28,666)    $ 9.25 - 9.50 per share
      Options expired, terminated.................  (28,500)    $ 9.50 per share
                                                    -------
    Options outstanding at October 31, 1994.......  323,334     $ 6.50 - 21.50 per share
      Options issued..............................   25,500     $10.00 - 21.50 per share
      Options exercised...........................  (97,660)    $ 9.00 - 10.25 per share
      Options expired.............................   (3,667)    $ 9.25 - 9.50 per share
                                                    -------
    Options outstanding at October 31, 1995.......  247,507     $ 6.50 - 21.50 per share
      Options issued..............................  117,000     $13.75 - 17.75 per share
      Options exercised...........................  (20,460)    $ 9.50 - 10.00 per share
      Options terminated..........................  (24,337)    $ 9.00 - 21.50 per share
                                                    -------
    Options outstanding at October 31, 1996.......  319,710     $ 6.50 - 21.50 per share,
                                                    =======     expiring on various dates from
                                                                December 13, 2001 to March 5,
                                                                2008

     Prior to fiscal year ended October 31, 1996, all options granted vest ratably over a 3-year period from the grant date. Options granted during the fiscal year ended October 31, 1996 vest ratably over 5 years from the grant date. At October 31, 1996, 149,200 options were exercisable at prices ranging from $6.50 to $18.00 per share.

     In January 1997, the Company's Stock Option Committee authorized stock option grants to certain employees via a special grant which is not part of the 1991 Stock Option Plan. Under terms of this authorization, 130,000 shares were granted which vest ratably over 5 years from the grant date, and 312,000 shares vest ratably over 8 years from the grant date. The 8 year options contain vesting acceleration clauses during the first 36 months of the option; the acceleration clauses are contingent upon the price of the Company's Common Stock attaining a certain level, and upon the Company attaining certain earning levels. The options were granted at the fair market value of the stock on the grant date, which was $17.00 per share. These grants are subject to shareholder approval.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock Based Compensation" in October 1995. SFAS No. 123 encourages the fair value based method of accounting for employee stock compensation plans. SFAS No. 123 allows companies to retain the current method of accounting for stock compensation as set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company expects to retain the current method of accounting. Accordingly, SFAS No. 123 will not have a material impact on the Company's consolidated results of operations or financial position. However, beginning in the fiscal year ended October 31, 1997, pro forma disclosures must be made as if SFAS No. 123 had been adopted.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) INCOME TAXES

     The provisions for income taxes consist of the following for each respective fiscal year ended October 31:

                                                    1994           1995           1996
                                                 ----------     ----------     ----------
        Current:
          Federal..............................  $  864,000     $2,570,000     $3,558,000
          State................................     392,000        752,000        867,000
                                                 ----------     ----------     ----------
                                                 $1,256,000     $3,322,000     $4,425,000
                                                 ==========     ==========     ==========
        Deferred:
          Federal..............................  $  752,000     $  404,000     $  279,000
          State................................     103,000         (6,000)        21,000
                                                 ----------     ----------     ----------
                                                 $  855,000     $  398,000     $  300,000
                                                 ==========     ==========     ==========
        Total
          Federal..............................  $1,616,000     $2,974,000     $3,837,000
          State................................     495,000        746,000        888,000
                                                 ----------     ----------     ----------
                                                 $2,111,000     $3,720,000     $4,725,000
                                                 ==========     ==========     ==========

     Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                        OCTOBER 31, 1995     OCTOBER 31, 1996
                                                        ----------------     ----------------
        Deferred tax liabilities-non-current:
          Depreciation................................     $(2,390,000)         $(2,769,000)
                                                           -----------          -----------
        Deferred tax assets-current:
          Allowance for doubtful accounts.............          87,000               60,000
          Inventory...................................          80,000              264,000
          Vacation....................................         268,000              153,000
          Other reserves..............................          36,000                   --
          State taxes.................................         120,000              193,000
                                                           -----------          -----------
                                                               591,000              670,000
                                                           -----------          -----------
        Net deferred tax liability....................     $(1,799,000)         $(2,099,000)
                                                           ===========          ===========

     Management believes that it is more likely, than not, that future operations will generate sufficient taxable income to realize the deferred tax assets.

     The provisions for income taxes for the years ended October 31, 1994, 1995 and 1996 differ from the provisions that would have resulted by applying the Federal statutory rates during such periods to the earnings before income taxes. The reasons for these differences are as follows:

                                                    1994           1995           1996
                                                 ----------     ----------     ----------
        Income taxes at Federal rate...........  $1,795,000     $3,162,000     $4,139,000
        State income taxes.....................     327,000        492,000        675,000
        Other..................................     (11,000)        66,000        (89,000)
                                                 ----------     ----------     ----------
                                                 $2,111,000     $3,720,000     $4,725,000
                                                 ==========     ==========     ==========

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) effective November 1, 1993. SFAS 109 required a change to the "assets and liability method" of accounting for income taxes from the "deferred method" of accounting for income taxes which

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was required by Accounting Principles Board Opinion No. 11 ("APB 11"). Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to the differences between the financial statement carrying values and the tax basis of existing assets and liabilities. There was no cumulative effect of this accounting change at time of adoption.

(8) COMMITMENTS AND CONTINGENCIES

LEASES

  Land and Buildings

     The Company is obligated under a month-to-month operating lease for the property on which the Company's Newhall facility is located. This lease is with a partnership which is composed of certain stockholders of the Company, one of which is an officer of the company. Monthly rental expense as of October 31, 1996 was $41,600 per month with annual increases equal to any changes in the Consumer Price Index.

  Other Operating Leases

     The Company also has several non-cancelable operating leases, primarily for transportation equipment and temporary office units, that expire through August, 1998. Rental expenses for these operating leases for each of the fiscal years ended October 31, 1994, 1995, and 1996 were $83,600, $99,100 and $114,900, respectively.

     Future minimum lease payments under non-cancelable operating leases are as follows:

                Year ending October 31:
                  1997...........................................    $45,900
                  1998...........................................     13,000
                                                                     -------
                          Total minimum lease payments...........    $58,900
                                                                     =======

OTHER

     The Company had commitments at October 31, 1996, to acquire capital equipment, at cost aggregating approximately $6,500,000, primarily for production and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is expected to be completed in late Spring 1997, at which time construction of the buildings is expected to begin. The construction is expected to be completed by the end of 1997, and the Company expects to move its entire California-based operations, including Automotive Products, Aerospace and the administrative offices in early 1998 to these new facilities. Total cost of the project is estimated at $18,000,000 of which $3,700,000 had been spent at October 31, 1996 and is included in construction in progress in the accompanying consolidated balance sheet. The Company anticipates spending approximately $10,000,000 in fiscal year 1997, and approximately $4,300,000 in fiscal year 1998 to complete this project. The Company has committed to complete the land infra-structure, the total cost of which is estimated to be approximately $7,000,000.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Litigation

     The Company is a defendant in pending claims and lawsuits arising in the normal course of business. In the opinion of the Company's management, after consultation with counsel, these matters are not expected to have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

(9) EMPLOYEE BENEFIT PLANS

     Effective March 1, 1993, the Company adopted the Special Devices, Inc. 401(k) Plan. The Company established the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages. The Company can elect to make matching contributions in amounts that can change from year to year. During 1994, the Company matched 25%, and in 1995 and 1996 matched 30%, of the employees deferral up to the first 5 percent of each participating employees deferral. Employees vest immediately in the Company's matching contributions. The Company's matching contributions aggregated $104,000, $135,900, and $221,400 in 1994, 1995, and 1996,
respectively.

(10) RELATED PARTY TRANSACTIONS

     The Company purchases materials from two corporations owned by one of its principal stockholders. During the years ended October 31, 1994, 1995 and 1996, $1,357,100, $1,247,400 and $2,361,500, respectively, of materials were purchased from such stockholder's corporations. At October 31, 1995 and 1996, $172,100 and $229,400, respectively, were owed to the corporations owned by this principal stockholder.

     During 1990, the same principal stockholder of the Company acquired a significant stockholding in the parent company of a corporation that supplies materials to the Company. During the years ended October 31, 1994, 1995 and 1996, $9,060,800, $12,791,600, and $12,768,500, respectively, of materials were purchased from such corporation. At October 31, 1995 and 1996 $1,401,600 and $2,065,700 respectively, was due to this corporation.

(11) MAJOR CUSTOMERS

     Sales to customers, in excess of 10% of net sales during any of the past three years, as a percentage of net sales, were as follows:

                                                         1994      1995      1996
                                                         -----     -----     -----
            Automotive:
              TRW, Incorporated........................   67.9%     59.9%     59.7%

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1995 and 1996 (dollars in thousands, except per share data):

                                                       QUARTER ENDED
                                  --------------------------------------------------------
                                  JANUARY      APRIL       JULY       OCTOBER       FULL
                                    29          30          30          31          YEAR
                                  -------     -------     -------     -------     --------
        1995
          Net sales.............  $22,154     $25,092     $28,973     $24,373     $100,592
          Gross profit..........    3,816       4,494       5,199       4,112       17,621
          Earnings from
             operations.........    2,074       2,958       3,046       1,861        9,939
          Net earnings..........    1,035       1,522       1,889       1,134        5,580
          Net earnings per
             share..............      .18         .26         .25         .15          .82
        1996
          Net sales.............  $22,541     $24,222     $25,631     $32,088     $104,482
          Gross profit..........    3,958       4,504       5,238       6,454       20,154
          Earnings from
             operations.........    2,213       2,418       3,491       3,922       12,044
          Net earnings..........    1,360       1,526       2,148       2,414        7,448
        Net earnings per
          share.................      .18         .20         .28         .31          .96

     During the fourth quarter of 1995, the Company capitalized approximately $525,000 of fixed asset additions, relating to Automotive Products, which had been recorded as repairs and maintenance expense during the nine months ended July 31, 1995.

(13) INDUSTRY SEGMENT INFORMATION

     The Company operates primarily in two industry segments -- aerospace and automotive. In the aerospace industry, the Company produces pyrotechnic devices under long-term contracts for the Department of Defense and their prime contractors. In the automotive industry, the Company produces air bag initiators under trade terms for commercial companies. The Company has a multi-year agreement to supply its largest customer that expires in 2000 and a multi-year agreement to supply its second largest customer that expires in 1999.

     Each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. For the fiscal year 1994, the allocation was based on each Division's sales as a percent of total sales. In fiscal years 1995 and 1996, the allocation was made approximately equally to each division. Accordingly, for fiscal year 1994, earnings from operations would have been higher for Automotive Products and lower for Aerospace by $532,000, respectively, under the current allocation method. Administrative operating expenses amounted to $1,967,000, $2,550,000 and $2,704,000 in fiscal years 1994, 1995 and 1996, respectively.

     The Company operates entirely within the United States and has no intersegment sales. Corporate assets are primarily cash, prepaids and other assets.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Financial information for these segments is summarized in the table below:

                                                   1994             1995             1996
                                                -----------     ------------     ------------
    Net sales:
      Automotive Products.....................  $49,459,703     $ 71,252,937     $ 80,253,225
      Aerospace...............................   15,048,951       29,338,941       24,246,800
                                                -----------     ------------     ------------
         Total net sales......................  $64,508,654     $100,591,878     $104,482,025
                                                ===========     ============     ============
    Earnings from operations:
      Automotive Products.....................  $ 3,158,207     $  4,600,013     $  8,244,332
      Aerospace...............................    2,574,140        5,338,691        3,799,881
                                                -----------     ------------     ------------
         Total earnings from operations.......  $ 5,732,347     $  9,938,704     $ 12,044,213
                                                ===========     ============     ============
      Depreciation and amortization:
         Automotive Products..................  $ 2,504,410     $  3,560,159     $  4,623,005
         Aerospace............................      205,768          400,504          429,809
         Corporate............................       38,605          469,719          349,500
                                                -----------     ------------     ------------
         Total depreciation and
           amortization.......................  $ 2,748,783     $  4,430,382     $  5,402,314
                                                ===========     ============     ============
    Capital expenditures:
         Automotive Products..................  $ 5,729,554     $ 10,234,185     $ 10,511,449
         Aerospace............................    3,605,129(1)       183,375          346,367
         Corporate............................      297,162        2,958,169          260,040
                                                -----------     ------------     ------------
         Total capital expenditures...........  $ 9,631,845     $ 13,375,729     $ 11,117,856
                                                ===========     ============     ============
    Identifiable assets:
         Automotive Products..................  $36,421,795     $ 48,213,492     $ 54,658,384
         Aerospace............................   13,891,523       13,691,696       14,445,201
         Corporate............................    1,375,907       16,715,668       17,055,610
                                                -----------     ------------     ------------
         Total identifiable assets............  $51,689,225     $ 78,620,876     $ 86,159,195
                                                ===========     ============     ============

---------------

(1) Includes $3,356,467 of fixed assets acquired from Scot.

ITEM  9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in the Company's proxy statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by reference.

ITEM 11. -- EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's proxy statement to be filed within 120 days after the fiscal year end and is incorporated herein by reference.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's proxy statement to be filed within 120 days after the fiscal year end and is incorporated herein by reference.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's proxy statement to be filed within 120 days after the fiscal year end and is incorporated herein by reference.

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          The following documents are filed as part of this report:

(A)(1) FINANCIAL STATEMENTS

                                                                                  PAGE REFERENCE
                                                                                    FORM 10-K
                                                                                  --------------
Independent Auditors' Report...................................................               20
Consolidated Balance Sheets at October 31, 1995 and 1996.......................               21
Consolidated Statements of Earnings for each of the three years ended October
  31, 1996.....................................................................               22
Consolidated Statements of Stockholders' Equity for each of the three years ended
  October 31, 1996.............................................................               23
Consolidated Statements of Cash Flows for each of the three years ended October
  31, 1996.....................................................................               24
Notes to Consolidated Financial Statements.....................................               25

  (A)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of Securities and Exchange Commission are not required under the applicable instructions or required information is included in the Consolidated Financial Statements and Notes thereto they are inapplicable and are therefore omitted.

(A)(3) EXHIBITS

        EXHIBIT
          NO.                                       DESCRIPTION
        ---------    -------------------------------------------------------------------------
        (1) 3.1      Certificate of Incorporation of the Registrant.
        (1) 3.2      Agreement of Merger.
        (1) 3.3      Bylaws of the Registrant.
        (2) 3.4      Certificate of Amendment dated May 6, 1992 to the Certificate of
                     Incorporation of the Registrant.
        (1) 4.1      Specimen Common Stock Certificate.
        (1)10.1      Lease dated May 1, 1991 between the Registrant and Placerita Land and
                     Farming Company.
        (1)10.2      Letter Agreement dated June 8, 1990 between the Registrant and Hermetic
                     Seal Corporation.
        (1)10.3      Master Purchase Agreement, dated May 15, 1990, between the Registrant and
                     TRW Inc. (confidential treatment granted as to part).
        (1)10.4      Technology License Agreement dated November 7, 1990 between the
                     Registrant and Davey Bickford Smith.
        (3)10.5      Amended and Restated 1991 Stock Incentive Plan
        (1)10.6      Special Devices, Inc. 401(k) Plan.
        (3)10.7      Third Amendment to Credit Agreement dated September 7, 1994 between
                     Registrant and Bank of California.
        (3)10.8      Fourth Amendment to Credit Agreement dated October 5, 1994 between
                     Registrant and Bank of California.
        (3)10.9      Fifth Amendment to Credit Agreement dated January 20, 1995 between
                     Registrant and Bank of California.
        (4)10.11     First Amendment to Master Purchase Agreement, dated February 25, 1993 between the Registrant and TRW, Inc. (confidential treatment granted as to part).
        (4)10.12     Letter Agreement, dated November 30, 1994 between the Registrant and
                     Hermetic Seal Corporation (confidential treatment granted as to part).
        (3)10.13     Employment Agreement dated September 7, 1994, between the Registrant,
                     Scot, Inc. and Samuel Levin.
        (3)10.14     Promissory Note dated November 30, 1994 in favor of Beechcraft Acceptance
                     Corporation Inc.
        (3)10.15     Security Agreement dated November 30, 1994 in favor of Beechcraft
                     Acceptance Corporation, Inc.
        (3)10.16     Airplane Purchase Order dated December 1, 1994 with United Beechcraft,
                     Inc.
        (5)10.17     Second Amendment to Master Purchase Agreement, dated March 8, 1995, between the Registrant and TRW, Inc. (confidential treatment granted as to part).
        (6)10.18     Sixth Amendment to Credit Agreement dated October 31, 1995 between the
                     Registrant and Bank of California.
        (6)10.19     Supply Agreement dated as of November 14, 1995 between the Registrant and
                     Morton International, Inc. (confidential treatment requested as to part).
           10.20     Credit Agreement, dated December 12, 1996, between Registrant and Bank of
                     America.
           10.21     Development Agreement, dated August 28, 1996, between Registrant and the
                     City of Moorpark.

         EXHIBIT
           NO.                                      DESCRIPTION
        ---------    -------------------------------------------------------------------------
           11.1..    Statement Re: Computation of per share earnings.
        (3)21.1..    Subsidiaries of the Registrant
           23.1..    Consent of KPMG Peat Marwick LLP

       ----------------------

         (1) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-40903) and incorporated herein by reference.

         (2) Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

         (3) Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference.

         (4) Previously filed as an exhibit to Amendment No. 1 on Form 10-K/A for the fiscal year ended October 31, 1994 and incorporated herein by reference.

         (5) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-89902) and incorporated herein by reference.

         (6) Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newhall, State of California, on January 27, 1997.

                                          SPECIAL DEVICES, INCORPORATED
                                          By:  /s/ THOMAS F. TREINEN
                                              --------------------------
                                            Its: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                    DATE
                   ---------                                -----                    ----

        /s/ THOMAS F. TREINEN                             Director,            January 27, 1997
---------------------------------------             Chairman and President
            Thomas F. Treinen                        (Principal Executive
                                                           Officer)

        /s/ DONALD A. BENDIX                               Director            January 27, 1997
---------------------------------------
            Donald A. Bendix


       /s/ JOHN M. CUTHBERT                        Director and President,     January 27, 1997
---------------------------------------          Automotive Products Division
           John M. Cuthbert


        /s/ NELSON HOFFMAN                                 Director            January 27, 1997
---------------------------------------
            Nelson Hoffman


         /s/ SAMUEL LEVIN                          Director and President,     January 27, 1997
---------------------------------------                   Scot, Inc.
             Samuel Levin


      /s/ ROBERT S. RITCHIE                      Director and Vice President,  January 27, 1997
---------------------------------------               Aerospace Division
          Robert S. Ritchie


        /s/ JACK B. WATSON                                 Director            January 27, 1997
---------------------------------------
            Jack B. Watson


         /s/ JOHN T. VINKE                        Vice President -- Finance    January 27, 1997
---------------------------------------            Chief Financial Officer
             John T. Vinke                         (Principal Financial and
                                                     Accounting Officer)