Form 10-Q
period 1997-02-02
SPECIAL DEVICES INC /DE
filed 1997-03-18
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended: FEBRUARY 2, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number:    0-19330

                          SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                       95-3008754
   -----------------------------                           ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


            16830 W. PLACERITA CANYON ROAD, NEWHALL, CALIFORNIA 91321
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (805) 259-0753
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  YES     NO
                                  ----     ----

At March 12, 1997, the total number of outstanding shares of registrant's common stock was 7,685,696.

PART I -  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                     ASSETS

                                                       October 31,   February 2,
                                                          1996           1997
                                                       -----------   -----------
Current assets:
   Cash                                                $ 2,592,578   $   894,105
   Marketable securities                                10,700,000    10,700,000
   Accounts receivable, net of allowance
   of $155,959 at October 31, 1996 and $179,959
   at February 2, 1997 for doubtful accounts            12,663,230    11,321,768
   Inventories                                          18,298,705    19,111,551
   Prepaid expenses                                        401,645       832,984
   Deferred income taxes                                   670,000       667,000
                                                       -----------   -----------
         Total current assets                           45,326,158    43,527,408
                                                       -----------   -----------

Property, plant and equipment, at cost:
   Land                                                  1,611,331     1,611,331
   Buildings                                             7,562,979     7,566,265
   Machinery and equipment                              35,736,957    36,568,222
   Furniture and fixtures                                2,221,376     2,320,515
   Transportation equipment                              3,066,463     3,068,463
   Leasehold improvements                                2,334,412     2,423,213
   Construction in progress
   (includes land and related costs of $3,700,000
   at October 31, 1996, and $3,900,000 at
   February 2, 1997)                                     5,695,185     7,869,604
                                                       -----------   -----------
                                                        58,228,703    61,427,613
   Less accumulated depreciation                        17,597,716    19,153,246
                                                       -----------   -----------

                                                        40,630,987    42,274,367
                                                       -----------   -----------

Other assets                                               202,050       188,717
                                                       -----------   -----------

                                                       $86,159,195   $85,990,492
                                                       ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY - UNAUDITED


                                                                       October 31,     February 2,
                                                                          1996             1997
                                                                     --------------   --------------
Current liabilities:

   Current portion of long-term debt                                 $    1,296,973   $    1,738,367
   Trade accounts payable                                                 3,075,758        2,605,873
   Accounts payable to related parties                                    2,294,688          818,656
   Accrued payroll, benefits & other                                      1,710,494        2,107,091
   Income taxes                                                           1,991,290        1,642,290
                                                                     --------------   --------------

     Total current liabilities                                           10,369,203        8,912,277

Long-term debt, less current portion                                      3,319,709        2,671,189
Deferred income taxes                                                     2,769,000        2,695,000
                                                                     --------------   --------------

     Total liabilities                                                   16,457,912       14,278,466
                                                                     --------------   --------------


Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued or outstanding                         --               --
   Common stock, $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding
     7,675,535 shares at October 31, 1996, and
     7,685,363 shares at February 2, 1997                                    76,756           76,854

   Additional paid-in capital                                            49,911,050       50,007,566
   Retained earnings                                                     19,713,477       21,627,606
                                                                     --------------   --------------

     Total stockholders' equity                                          69,701,283       71,712,026
                                                                     --------------   --------------



                                                                     $   86,159,195   $   85,990,492
                                                                     ==============   ==============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED



                                                      Three Months ended
                                               --------------------------------
                                                January 28,         February 2,
                                                   1996                1997
                                               ------------        ------------
Net sales                                      $ 22,541,443        $ 27,537,394
Cost of sales                                    18,583,770          22,240,535
                                               ------------        ------------

   Gross profit                                   3,957,673           5,296,859
                                               ------------        ------------

Operating expenses                                1,744,183           2,225,865
                                               ------------        ------------

   Earnings from operations                       2,213,490           3,070,994
                                               ------------        ------------

Other income (expense):
   Interest income                                  119,271             117,991
   Interest (expense)                              (115,526)            (78,178)
   Other                                              7,701              (1,678)
                                               ------------        ------------


     Net other income                                11,446              38,135
                                               ------------        ------------

Earnings before income taxes                      2,224,936           3,109,129
Income taxes                                        865,000           1,195,000
                                               ------------        ------------

        Net earnings                           $  1,359,936        $  1,914,129
                                               ============        ============


Net earnings per share                         $       0.18        $       0.25
                                               ============        ============

Weighted average common shares
   and common stock
   equivalents outstanding                        7,741,238           7,753,052
                                               ============        ============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED FEBRUARY 2, 1997



                                                                            Additional                        Total
                                          Common Stock                       paid-in         Retained      Stockholders'
                                              Shares          Amount         Capital         Earnings        Equity
                                          -------------   -------------   -------------   -------------   -------------
Balance at October 31, 1996                   7,675,535   $      76,756   $  49,911,050   $  19,713,477   $  69,701,283

Issuance of common stock on
   exercise of stock options                      9,828              98          96,516            --            96,614

Net income (unaudited)                             --              --              --         1,914,129       1,914,129
                                          -------------   -------------   -------------   -------------   -------------

Balance at February 2, 1997                   7,685,363   $      76,854   $  50,007,566   $  21,627,606   $  71,712,026
                                          =============   =============   =============   =============   =============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Three months ended
                                                               ---------------------------------
                                                                  January 28,       February 2,
                                                                     1996             1997
                                                               --------------    --------------
Cash flows from operating activities:
   Net earnings                                                $    1,359,936    $    1,914,129
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
     Depreciation                                                   1,307,753         1,555,531
     Changes in assets and liabilities:
         Decrease in accounts receivable                              216,001         1,341,462
         (Increase) in inventories                                   (857,127)         (822,495)
         Decrease (increase) in prepaid expenses                       35,030          (431,338)
         Decrease in other assets                                        --              13,333
         (Decrease) in accounts payable,
            accounts payable to related parties and other
            accrued expenses                                       (1,278,558)       (1,539,673)
         Increase (decrease) in income taxes payable                  207,470          (349,000)
         Increase (decrease) in net deferred taxes                     62,000           (71,000)
                                                               --------------    --------------

   Net cash provided by operating activities                        1,052,505         1,610,949
                                                               --------------    --------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                     (2,290,890)       (3,198,910)
                                                               --------------    --------------

   Net cash (used in) investing activities                         (2,290,890)       (3,198,910)
                                                               --------------    --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                            44,423            96,614
     Repayments of long-term debt                                    (302,580)         (207,126)
                                                               --------------    --------------

   Net cash (used in) financing activities                           (258,157)         (110,512)
                                                               --------------    --------------

   Net (decrease) in cash                                          (1,496,542)       (1,698,473)
   Cash at beginning of period                                      3,928,185         2,592,578
                                                               --------------    --------------

   Cash at end of period                                       $    2,431,643    $      894,105
                                                               ==============    ==============

   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest                                              $       93,615    $       82,119
         Income taxes                                                 625,000         1,872,000
                                                               ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 1997
                                   (Unaudited)

(1)  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Special Devices, Incorporated, a Delaware corporation, include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1996. Operating results for the three month period ended February 2, 1997 are not necessarily indicative of the operating results which may be expected for the full fiscal year.


(2)  ACCOUNTS RECEIVABLE

Accounts receivable from long-term contracts are as follows:

                                                 October 31,    February 2,
                                                    1996            1997
                                                 -----------    -----------
     Commercial Customers                        $ 6,388,176    $ 7,790,467
     U.S. Government                               2,299,218      1,202,900
     U.S. Government Subcontractors                4,131,795      2,508,360
                                                 -----------    -----------


                                                  12,819,189     11,501,727
     Less allowance for doubtful accounts            155,959        179,959
                                                 -----------    -----------

        Total                                    $12,663,230    $11,321,768
                                                 ===========    ===========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 1997
                                   (Unaudited)

(3)  INVENTORIES

     Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                  October 31,       February 2,
                                                      1996              1997
                                                --------------  --------------
     Raw materials and components               $    6,167,337  $    5,656,094
     Work in process                                 7,278,149       7,496,458
     Finished goods                                  1,020,337       1,157,295
     Inventoried costs relating to
       long term contracts, net of
       amounts attributed to revenues
       recognized to date                            5,835,468       4,801,704
                                                --------------  --------------
                                                    18,301,291      19,111,551
     Less progress payments related
       to long-term contracts                            2,586            --
                                                --------------  --------------

                                                $   18,298,705  $   19,111,551
                                                ==============  ==============

Inventoried costs relate to costs of goods currently in progress on long-term contracts. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.

(4)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                  October 31,      February 2,
                                                     1996             1997
                                                --------------   --------------
     Bank term notes                            $    2,164,886   $      569,004
     Bank credit agreement                                --          1,449,953
     Finance company                                 2,392,295        2,347,449
     Other notes                                        59,501           43,150
                                                --------------   --------------

                                                     4,616,682        4,409,556
        Less current portion                         1,296,973        1,738,367
                                                --------------   --------------

                                                $    3,319,709   $    2,671,189
                                                ==============   ==============

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 1997
                                   (Unaudited)

     In December 1996, the Company signed a new credit agreement (the "Credit Agreement") with a new bank and replaced its prior credit facility. Under the prior credit facility, the Company had a term note outstanding which bore interest at 7.3 percent, the unpaid balance of which was $1,583,000 at October 31, 1996. The balance of the Term Loan and any other borrowings outstanding with the former bank were paid at that time. The new Credit Agreement expires May 1, 1998, and any borrowings under the new Credit Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The new Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for standby letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion. As of February 2, 1997, $1,450,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1. In addition, the Company had outstanding approximately $5,500,000 of performance bonds secured by standby letters of credit related to development of new facilities (see Footnote 8).

     The Company's wholly-owned subsidiary, Scot, Inc. has a term loan with a bank, secured by certain real property of Scot. The principal balance outstanding at October 31, 1996, was $582,000, and at February 2, 1997 was $569,000. The loan is being amortized with monthly payments of approximately $13,000, including interest of 10.0%, through August 2001, at which time the remaining balance is due.

     The finance company notes are secured by related equipment. The first note is being amortized over 12 years, with interest at 5.9% through November 1996, and with interest at prime plus one-half percent through November 2006, when the note will be fully amortized. Monthly payments are approximately $22,800. The unpaid balance at February 2, 1997, was $1,802,200. The second note is being amortized over 10 years, with interest of 4.9% through December 1996, and with interest at prime plus one-half percent through December 2004, when the note will be fully amortized. Monthly payments are approximately $7,100. The unpaid balance at February 2, 1997 was $545,200.

(5)  STOCK INCENTIVE PLAN

     The Company's amended and restated 1991 Stock Incentive Plan (the"Plan") is administered by a committee of the Board of Directors which determines the amount, type, terms and condition of the awards made pursuant to the Plan. The Plan provides for issuance of restricted stock, grants of incentive and non-qualified stock options, stock appreciation rights and performance share awards. There are 560,000 shares of common stock reserved for issuance under the Plan.

     Pursuant to the Plan, no option may be granted that is exercisable in less than six months nor more than ten years from the grant date. Certain events, including a change in control of the Company, may accelerate exercise dates, cause forfeiture of all shares of any restricted stock and terminate all conditions relating to the realization of any performance awards.

     During the quarter ended February 2, 1997, 33,000 options were granted at prices ranging from $17.00 to $17.75 per share under the Plan and 9,828 options were exercised at prices ranging from $9.50 to $10.00 per share. At February 2, 1997, there were outstanding options to purchase 338,880 shares, which options were

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 1997
                                   (Unaudited)

exercisable with respect to 138,675 shares.

     In January 1997, the Company's Stock Option Committee authorized stock option grants to certain employees via a special grant which is not part of the 1991 Stock Option Plan. Under terms of this authorization, options to purchase 130,000 shares were granted which vest ratably over 5 years from the grant date, and options to purchase 312,000 shares vest ratably over from 5 to 8 years from the grant date. The grants for the later options contain vesting acceleration clauses during the first 36 months of the option; the acceleration clauses are contingent upon the price of the Company's Common Stock attaining a certain level, and upon the Company attaining certain earning levels. The options were granted at the fair market value of the stock on the grant date, which was $17.00 per share. These grants are subject to stockholder approval.


(6)  NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of common stock and dilutive common stock equivalents outstanding during the period. Fully diluted earnings per share are presented when dilutive.


(7)  INCOME TAXES

   The provisions for income taxes consist of the following for each respective quarter ended:

                                          January 28,          February 2,
                                             1996                 1997
                                           ---------           -----------
     Current:
         Federal                           $ 622,000           $   965,000
         State                               208,000               244,000
                                             -------            ----------
                                           $ 830,000           $ 1,209,000
                                             =======             =========
     Deferred:
         Federal                           $  27,000           $    16,000
         State                                 8,000               (30,000)
                                             -------            ----------
                                           $  35,000           $   (14,000)
                                             =======            ==========
     Total
         Federal                           $ 649,000           $   981,000
         State                               216,000               214,000
                                             -------               -------
                                           $ 865,000           $ 1,195,000
                                             =======             =========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 1997
                                   (Unaudited)

   Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                               October 31,     February 2,
                                                  1996             1997
                                               -----------     -----------
      Deferred tax liabilities:
        Depreciation                           $(2,769,000)    $(2,695,000)
                                               ===========     ===========


     Deferred tax assets:
        Allowance for doubtful accounts             60,000          69,000
        Inventory                                  264,000         304,000
        Vacation                                   153,000         194,000
        State taxes                                193,000         100,000
                                               -----------     -----------

                                                   670,000         667,000
                                               -----------     -----------

        Net deferred tax liability             $(2,099,000)    $(2,028,000)
                                               ===========     ===========


     Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

     The provisions for income tax expense for the three months ended 1996 and 1997 differ from the provisions that would have resulted from applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:

                                                   January 28,     February 2,
                                                      1996             1997
                                                 --------------   --------------
Income taxes at Federal rate                     $      622,000   $      790,000
State income taxes                                      208,000          289,000
Other                                                    35,000          116,000
                                                 --------------   --------------
                                                 $      865,000   $    1,195,000
                                                 ==============   ==============

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 1997
                                   (Unaudited)

(8)  COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon the results of operations or the financial position of the Company.


     The Company had commitments at February 2, 1997 to acquire capital equipment, at cost aggregating approximately $4,000,000, primarily for production and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is expected to be completed in late Spring 1997, at which time construction of the buildings is expected to begin. The construction is expected to be completed by the end of 1997, and the Company expects to move its entire California-based operations, including Automotive Products, Aerospace and the administrative offices in early 1998 to these new facilities. Total cost of the project is estimated at $18,000,000 of which $3,900,000 had been spent at February 2, 1997 and is included in construction in progress in the accompanying consolidated balance sheet. The Company anticipates spending approximately $10,000,000 in fiscal year 1997, and approximately $4,100,000 in fiscal year 1998 to complete this project. The Company has committed to complete the land infra-structure, the total cost of which is estimated to be approximately $8,000,000.

     The statements above regarding the land purchased by the Company in Moorpark and the construction of facilities on that land by the Company are forward-looking statements. Actual results and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company, the Company's not encountering any unforeseen conditions relating to the property that make completion of the land infrastructure work or construction more expensive, difficult or time intensive than is currently expected, the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above, and other factors which may develop during the course of this project.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 1997
                                   (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 2, 1997 TO THREE MONTHS ENDED JANUARY 28, 1996

   Net Sales

     Net sales for the Automotive Products Division increased $5,722,000, or 32.0%, to $23,576,000 for the three months ended February 2, 1997 compared to net sales of $17,854,000 for the same period last year. The increase was due to increased shipments of initiators (used to ignite airbag systems) to TRW, Inc. and Morton International, Inc., under terms of long-term supplier agreements. The increase in demand for initiators is in response to federal regulations that require automatic frontal crash protection systems to be installed for the driver and front passenger in all passenger automobiles manufactured for sale in the United States on or after September 1, 1989. The use of airbags as the primary means of compliance with the regulations is the principal reason for the significant increase in the Automotive Products Division's net sales. Sales to TRW as a percentage of total Automotive Products Division sales were 69.6% for the three months ended February 2, 1996 compared to 84.3% for the same period last year. As a percentage of total company sales, sales to TRW were 63.4% for the three months ended February 2, 1997, compared to 66.8% for the same period last year. The Company began shipping at an increased rate to Morton International in August 1996, under terms of a long-term agreement with Morton that became effective in August 1996. Sales to Morton as a percentage of total Automotive Products Division sales were 19.5% for the three months ended February 2, 1997, and were 17.8% of total Company sales for the same period. Sales to Morton in the prior year comparable quarter were not significant.

     Net sales for the Aerospace Division decreased by $726,000, or 15.5%, to $3,961,000 for the three months ended February 2, 1997 compared to net sales of $4,687,000 for the same period last year. The decrease in sales in the first quarter of 1997 was the result of a low level of backlog entering the quarter as compared to the backlog entering the first quarter last year. The low level of backlog was the result of a delay in booking certain programs in the prior fiscal year.

   Cost of Sales

     Cost of sales for the Automotive Products Division increased $3,963,000, or 25.4% to $19,556,000 for the quarter ended February 2, 1997, compared to cost of sales of $15,593,000 for same quarter last year. The increase in cost of sales reflects the cost of increased shipments during the 1997 quarter. The Division's gross profit margin was 17.1% for the 1997 quarter, compared to 12.7% for the same quarter last year. The increase in margin reflects the effects of increased yields from automated equipment and reduced scrap rates during the 1997 quarter compared to the 1996 quarter, partially offset by a lower average unit sales price in the 1997 quarter compared to the 1996 quarter. The Automotive Products Division is continuing its efforts to reduce average unit production costs by, among other things: a) redesigning certain parts of an initiator; b) reducing costs of material through vertical integration; c) improving yields from existing automated equipment; and d) reducing scrap.

     Cost of sales for the Aerospace Division decreased $306,000, or 10.2%, to $2,684,000 compared to cost of sales of $2,990,000 for the comparable quarter last year. The decrease is the result of reduced costs associated with reduced sales during the first quarter of the 1997 fiscal year. Gross profit as a percent of sales was 32.2% for the first quarter of 1997 compared to 36.2% for the same quarter last year. The decline in gross profit as a percent of sales in the 1997 first quarter was the result of the mix of products shipped in the 1997 first quarter and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

because of start-up costs incurred on several new programs in the 1997 first quarter which were not incurred in the 1996 first quarter.

   Operating Expenses

     Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged those operating expenses directly incurred by that division. Second, each division is allocated administrative expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to reflect fairly the benefit received by each operating division. For the past two fiscal years these expenses have been allocated equally to each division. Administrative expenses incurred by the Company and allocated to each division increased in the first quarter of 1997 compared to the same quarter last year. The primary areas of increase were in salaries, salary related expenses and other corporate support charges.

     Operating expenses for the Automotive Products Division increased $298,000, or 36.9%, to $1,106,000 in the first quarter of 1997, compared to operating expenses of $808,000 for the same period last year. As a percentage of sales, operating expenses were 4.7% compared to 4.5% for the same period last year. The increase in operating expenses occurred primarily in salary and salary related expenses, and in administrative expenses allocated to each division.

     Operating expenses for the Aerospace Division increased by $183,000, or 19.5%, to $1,120,000 for the quarter ended February 2, 1997, compared to operating expenses of $937,000 for the same period last year. As a percentage of sales, operating expenses were 28.3% for the quarter ended February 2, 1997, compared to 20.0% for the same quarter last year. The increase in operating expenses (as a percentage of sales) is due to sales volume decreasing at a faster rate than operating expenses decreased. Operating expenses are incurred to support a broad range of sales and therefore do not increase or decrease at the same rate sales may increase or decrease. The increase in actual operating expenses occurred primarily in the increase in administrative expenses allocated to each division.

     Other Income and Expense

     Other income (expense) consists primarily of interest income and interest expense. Net other income was $38,100 in the first quarter of 1997, compared to net other income of $11,000 for the same period last year. Interest income was $118,000 in the first quarter of 1997 compared to interest income of $119,300 for the first quarter last year. Average interest rates and amounts invested were comparable for the quarters. Interest expense was $78,200 in the first quarter of 1997, compared to interest expense of $115,500 for the same period last year. The decrease of $37,300 was the result of lower average debt outstanding in the first quarter of 1997 due to scheduled monthly payments of existing debt.

   Liquidity and Capital Resources

     The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock. In December 1996, the Company signed a credit agreement (the "Credit Agreement") with a bank. The Credit Agreement expires May 1, 1998, and any borrowings under the Credit Agreement bear interest at the bank's Reference Rate (8.25% at February 2, 1997) less .25 percentage point, or at the Company's option, at LIBOR (5.69% at February 2, 1997) plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. In

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

addition, the Company has the option of converting outstanding borrowings in increments of not less than $1,000,000, under Facility No. 2 to 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term rate in effect at the time of such conversion.

     Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with these provisions as of February 2, 1997. As of February 2, 1997, $1,450,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1.

     The Company's wholly owned subsidiary, Scot, Inc. has a term loan with a bank, which was renewed in August 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at February 2, 1997, was $569,000. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate (5.5% at February 2, 1997). Any unpaid principal is due on August 1, 2001.

     In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane and delivered a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period with interest at prime plus one-half percent. The unpaid balance of this note at February 2, 1997 was $1,802,200. In December 1994, the Company purchased a second airplane from United Beechcraft, Inc. for $669,419. The Company entered into a promissory note with Beech Acceptance, Inc. to finance the purchase over a 10-year period with interest at prime plus one-half percent. The unpaid balance of this note at February 2, 1997 was $545,200. The planes are being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases the first airplane for use by third parties when not in use by the Company in order to defray a portion of the costs.

     During the first quarter ended February 2, 1997, the Company generated cash flow from operations of $1,611,000. Capital expenditures, primarily for payments related to automated manufacturing equipment and new production facilities, amounted to $3,199,000. Principal payments of long-term bank debt aggregated $207,100. These net cash outflows were funded by cash flow from operations and the use of existing cash on hand. At February 2, 1997, the Company had cash and marketable securities on hand of $11,594,000 and additional borrowing capacity available under its Credit Agreement of $15,050,000.

     At February 2, 1997, the Company had working capital of $34,615,000 as compared to working capital of $34,957,000 at October 31, 1996. The decrease of $342,000 is due primarily to a decrease in cash of $1,699,000, a decrease in accounts receivable of $1,341,000, an increase in the current portion of long-term debt of $441,000, and an increase in accrued expenses of $397,000, partially offset by an increase in inventory of $813,000, an increase in prepaid expenses of $431,000, a decrease in accounts payable of $1,946,000, and a decrease in income taxes payable of $349,000. The increase in inventories was due primarily to higher levels of raw materials purchases and work-in-process required to support the increasing production and shipping volume of the Automotive Products Division. The decrease in accounts receivable occurred as the Company collected funds

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

for shipments at a faster rate in the first quarter of 1997. The decrease in cash occurred as the Company reduced the balance in accounts payable.

     In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, in October 1996, on which the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is expected to be completed in late Spring 1997, at which time construction of the buildings is expected to begin. The building construction is expected to be completed by the end of 1997, and the Company expects to move its entire California-based operations, including Automotive Products, Aerospace and the administrative offices in early 1998 to these new facilities. Total cost of the project is estimated at $18,000,000 of which approximately $3,900,000 had been spent by February 2, 1997. The Company anticipates spending approximately $10,000,000 in fiscal 1997, and approximately $4,100,000 in fiscal 1998 to complete this project. The Company believes it has available adequate cash and marketable securities, cash flow from operations, and borrowing capacity to adequately finance this project. The Company believes additional term financing is available for this project to the extent required, however there can be no assurance that such financing will be available when required.

     The Company anticipates that working capital requirements will increase in 1997 as compared to 1996 to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash and marketable securities on hand, cash flow from operations and borrowings under its Credit Agreement. The Company had commitments to acquire capital equipment at February 2, 1997 aggregating approximately $4,000,000 related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division. In addition, the Company has committed to complete the land infra-structure related to its Moorpark facility, the remaining cost of which, at February 2, 1997, is approximately $7,000,000.

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

                                             SPECIAL DEVICES, INCORPORATED


DATED:  March 17, 1997
        ----------------------               -----------------------------------
                                             Chairman of the Board and
                                             President


DATED:  March 17, 1997
        ----------------------               -----------------------------------
                                             Vice President Finance and
                                             Chief Financial Officer