Form 10-Q
period 1997-05-04
SPECIAL DEVICES INC /DE
filed 1997-06-17
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended:     MAY 4, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

Commission file number:    0-19330



                          SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                     95-3008754
-------------------------------                       -------------------
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
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   YES  NO
                                   -----         -----

At June 13, 1997, the total number of outstanding shares of registrant's common stock was 7,699,362.

PART I -  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated  Financial Statements


                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  October 31,        May 4,
                                                                     1996             1997
                                                                  -----------      -----------
                                                                                   (Unaudited)
Current assets:
   Cash                                                           $ 2,592,578      $   915,572
   Marketable securities                                           10,700,000        6,200,000
   Accounts receivable, net of allowance of
      $155,900 at October 31, 1996 and $180,400
      at May 4, 1997 for doubtful accounts                         12,663,230       14,745,411
   Inventories                                                     18,298,705       19,490,680
   Prepaid expenses                                                   401,645          871,217
   Deferred income taxes                                              670,000          726,000
                                                                  -----------      -----------

         Total current assets                                      45,326,158       42,948,880
                                                                  -----------      -----------


Property, plant and equipment, at cost:
   Land                                                             1,611,331        1,611,331
   Buildings                                                        7,562,979        7,618,814
   Machinery and equipment                                         35,736,957       38,395,258
   Furniture and fixtures                                           2,221,376        2,459,683
   Transportation equipment                                         3,066,463        3,155,453
   Leasehold improvements                                           2,334,412        2,508,726
   Construction in progress (includes land and related
      costs of $3,700,000 at October 31, 1996 and
      $5,320,000 at May 4, 1997)                                    5,695,185       10,998,552
                                                                  -----------      -----------
                                                                   58,228,703       66,747,817
   Less accumulated depreciation                                   17,597,716       20,752,562
                                                                  -----------      -----------

                                                                   40,630,987       45,995,255
                                                                  -----------      -----------

Other assets                                                          202,050          175,383
                                                                  -----------      -----------

                                                                  $86,159,195      $89,119,518
                                                                  ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            October 31,        May 4,
                                                               1996             1997
                                                            -----------      -----------
                                                                             (Unaudited)
Current liabilities:

   Current portion of long-term debt                        $ 1,296,973      $ 1,038,604
   Trade accounts payable                                     3,075,758        4,027,805
   Accounts payable to related parties                        2,294,688        1,219,002
   Accrued payroll and benefits                               1,104,613        1,684,602
   Accrued expenses                                             605,881          351,489
   Income taxes                                               1,991,290        1,006,290
                                                            -----------      -----------

     Total current liabilities                               10,369,203        9,327,792


Long-term debt, less current portion                          3,319,709        2,644,980
Deferred income taxes                                         2,769,000        2,925,000
                                                            -----------      -----------

     Total liabilities                                       16,457,912       14,897,772
                                                            -----------      -----------

Commitments and contingencies                                        --               --

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued or outstanding               --               --
   Common stock, $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding
     7,675,535 shares, at October  31, 1996, and
     7,692,029 shares at May 4, 1997
                                                                 76,756           76,921
  Additional paid-in capital                                 49,911,050       50,055,033
   Retained earnings                                         19,713,477       24,089,792
                                                            -----------      -----------

     Total stockholders' equity                              69,701,283       74,221,746
                                                            -----------      -----------


                                                            $86,159,195      $89,119,518
                                                            ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                               Three months ended             Six months ended
                                           --------------------------    --------------------------
                                            April 28,       May 4,        April 28,       May 4,
                                              1996           1997           1996           1997
                                           -----------    -----------    -----------    -----------
Net sales                                  $24,221,910    $32,791,946    $46,763,353    $60,329,340
Cost of sales                               19,717,945     26,400,843     38,301,715     48,641,378
                                           -----------    -----------    ----------     -----------

   Gross profit                              4,503,965      6,391,103      8,461,638     11,687,962
                                           -----------    -----------    ----------     -----------


Operating expenses                           2,085,868      2,459,161      3,830,051      4,685,026
                                           -----------    -----------    ----------     -----------

         Operating income                    2,418,097      3,931,942      4,631,587      7,002,936
                                           -----------    -----------    ----------     -----------

Other income (expense):
   Interest expense                            (80,262)       (55,750)     (195,788)       (133,928)
   Interest income                             116,770         81,756       236,041         199,747
   Other                                           910           (762)        8,611          (2,440)
                                           -----------    -----------    ----------     -----------

   Net other income                             37,418         25,244        48,864          63,379
                                           -----------    -----------    ----------     -----------

Income before income taxes                   2,455,515      3,957,186     4,680,451       7,066,315

Income taxes                                   930,000      1,495,000     1,795,000       2,690,000
                                           -----------    -----------    ----------     -----------

        Net income                         $ 1,525,515    $ 2,462,186    $2,885,451     $ 4,376,315
                                           ===========    ===========    ===========    ===========


Net income per share                       $     0 .20    $       .32    $       .37    $       .56
                                           ===========    ===========    ===========    ===========

Weighted average common shares
   outstanding and common equivalents        7,754,242      7,782,193      7,748,446      7,747,637
                                           ===========    ===========    ===========    ===========




     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                      FOR THE SIX MONTHS ENDED MAY 4, 1997


                                       Common Stock            Additional                      Total
                                  ------------------------      paid-in       Retained      Stockholders'
                                   Shares        Amount         Capital       Earnings         Equity
                                  ---------    -----------    -----------    -----------    -------------
Balance at October 31, 1996       7,675,535    $    76,756    $49,911,050    $19,713,477     $69,701,283

Issuance of common stock on
   exercise of stock options         16,494            165        143,983             --         144,148

Net income (unaudited)                   --             --             --      4,376,315       4,376,315
                                  ---------    -----------    -----------    -----------     -----------

Balance at May 4, 1997            7,692,029    $    76,921    $50,055,033    $24,089,792     $74,221,746
                                  =========    ===========    ===========    ===========     ===========











     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                     Six months ended
                                                               -----------------------------
                                                                April 28,          May 4,
                                                                  1996              1997
                                                               -----------       -----------
Cash flows from operating activities:
   Net income                                                  $ 2,885,451       $ 4,376,315
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation                                                2,646,663         3,154,846
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                  2,582,249        (2,082,181)
     (Increase) in inventories                                  (1,917,896)       (1,191,975)
     (Increase) in prepaid expenses                                (63,286)         (469,572)
     Decrease (increase) in deferred tax asset                      61,000           (56,000)
     Decrease in other assets                                      101,057            26,667
     (Decrease) increase in accounts payable,
       accounts payable to related parties and other
       accrued expenses                                         (1,780,500)          201,958
     (Decrease) in income taxes payable                            (87,200)         (985,000)
     (Decrease) increase in net deferred tax liability             (50,000)          156,000
                                                               -----------       -----------

   Net cash provided by operating activities                     4,377,538         3,131,058
                                                               -----------       -----------

Cash flows from investing activities:
     (Purchases) of property, plant and equipment               (4,114,438)       (8,519,114)
     (Purchases) sales of marketable securities                         --         4,500,000
                                                               -----------       -----------

   Net cash (used in) investing activities                      (4,114,438)       (4,019,114)
                                                               -----------       -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                        75,744           144,148
     (Payments) of long-term debt                                 (633,961)         (933,098)
                                                               -----------       -----------

   Net cash provided by (used in) financing activities            (558,217)         (788,950)
                                                               -----------       -----------

   Net (decrease) in cash                                         (295,117)       (1,677,006)
   Cash at beginning of period                                   1,928,185         2,592,578
                                                               -----------       -----------

   Cash at end of period                                       $ 1,633,068       $   915,572
                                                               ===========       ===========

   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                              $   175,180       $   157,100
         Income taxes                                          $ 1,940,000       $ 1,960,000
                                                               ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   May 4, 1997
                                   (Unaudited)


(1)  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements of Special Devices, Incorporated, a Delaware corporation, include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1996. Operating results for the six month period ended May 4, 1997 are not necessarily indicative of the operating results for the full fiscal year.


(2)  ACCOUNTS RECEIVABLE

Accounts receivable are as follows:

                                                   October 31,         May 4,
                                                      1996             1997
                                                   -----------      -----------
         U.S. Government                           $ 2,299,218      $   924,947
         U.S. Government Subcontractors              4,131,795        3,746,573
         Commercial Customers                        6,388,176       10,254,329
                                                   -----------      -----------

                                                    12,819,189       14,925,849
         Less allowance for doubtful accounts          155,959          180,438
                                                   -----------      -----------

            Total                                  $12,663,230      $14,745,411
                                                   ===========      ===========


(3)  INVENTORIES

     Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                               October 31,        May 4,
                                                  1996             1997
                                               -----------      -----------
         Raw materials and components          $ 6,167,337      $ 5,705,747
         Work in process                         7,278,149        8,720,473
         Finished goods                          1,020,337        1,243,607
         Inventoried costs relating to
           long term contracts, net of
           amounts attributed to revenues
           recognized to date                    3,835,468        3,953,839
                                               -----------      -----------
                                                18,301,291       19,623,666
         Less progress payments related
          to long-term contracts                     2,586          132,986
                                               -----------      -----------
                                               $18,298,705      $19,490,680
                                               ===========      ===========

     Inventoried costs relate to costs of products currently in progress. There are no significant inventoried costs

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   May 4, 1997
                                   (Unaudited)


relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.

(4)  NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consisted of the following:

                                      October 31,        May 4,
                                         1996            1997
                                      ----------      ----------
         Bank borrowings              $2,164,886      $1,306,112
         Finance company               2,392,295       2,348,854
         Other notes                      59,501          28,618
                                      ----------      ----------

                                       4,616,682       3,683,584
            Less current portion       1,296,973       1,038,604
                                      ----------      ----------

                                      $3,319,709      $2,644,980
                                      ==========      ==========


     In December 1996, the Company signed a new credit agreement (the "Credit Agreement") with a new bank and replaced its prior credit facility. Under the prior credit facility, the Company had a term note outstanding which bore interest at 7.3 percent, the unpaid balance of which was approximately $1,503,000 at November 30, 1996. The balance of the Term Loan and any other borrowings outstanding with the former bank were paid at that time. The new Credit Agreement expires May 1, 1998, and any borrowings under the new Credit Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The New Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for standby letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion. As of May 4, 1997, $750,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1. In addition, the Company had outstanding approximately $5,500,000 of performance bonds secured by standby letters of credit related to the development of new facilities (see Footnote 8).

     The Company's wholly-owned subsidiary, Scot, Inc. has a term loan with a bank, secured by certain real property of Scot. The principal balance outstanding at October 31, 1996, was $582,000, and at May 4, 1997 was $556,100. The loan is being amortized with monthly payments of approximately $13,000, including interest of 10.0%, through August 2001, at which time the remaining balance is due.

     The finance company notes are secured by related equipment. The first note is being amortized over 12 years, with interest at prime plus one-half percent through November 2006, when the note will be fully amortized.
 Monthly payments are approximately $23,100. The unpaid balance at May 4, 1997, was $1,773,400. The second note is being amortized over 10 years, with interest at prime plus one-half percent through December 2004, when the note will be fully amortized. Monthly payments are approximately $7,100. The unpaid balance at May 4, 1997 was $530,700.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   May 4, 1997
                                   (Unaudited)




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

     No options were granted during the quarter ended May 4, 1997 and 6,666 options were exercised at prices ranging from $6.75 to $10.00 per share. At May 4, 1997, there were options outstanding to purchase 332,214 shares, which options were exercisable with respect to 135,689 shares.

     In December 1996, the Company's Stock Option Committee authorized stock option grants to certain employees via a special grant which is not part of the 1991 Stock Option Plan. Under terms of this authorization, options to purchase 130,000 shares were granted which vest ratably over 5 years from the grant date, options to purchase 312,000 shares vest ratably over a period ranging from 5 to 8 years from the grant date. The grants for the later options contain vesting acceleration clauses during the first 36 months of the option; the acceleration clauses are contingent upon the price of the Company's Common Stock attaining a certain level, and upon the Company attaining certain earnings levels. The options were granted at the fair market value of the stock on the grant date, which was $17.00 per share. These grants were approved by the Company's shareholders at the Annual Shareholders Meeting in March 1997.

(6)  INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of common stock and dilutive common stock equivalents outstanding during the period. Fully diluted earnings per share are presented when dilutive.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   May 4, 1997
                                   (Unaudited)


(7)  INCOME TAXES

     The provisions for income taxes consist of the following for each respective six months ended:

                            April 28,          May 4,
                               1996            1997
                            ----------      ----------
         Current:
               Federal      $1,320,000      $2,074,000
               State           400,000         516,000
                            ----------      ----------
                            $1,720,000      $2,590,000
                            ==========      ==========
         Deferred:
               Federal      $   20,000      $   72,000
               State            55,000          28,000
                            ----------      ----------
                            $   75,000      $  100,000
                            ==========      ==========
         Total:
               Federal      $1,340,000      $2,146,000
               State           455,000         544,000
                            ----------      ----------
                            $1,795,000      $2,690,000
                            ==========      ==========


     Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                  October 31,         May 4,
         Deferred tax liabilities:                   1996             1997
                                                  -----------      -----------
             Depreciation                         $(2,769,000)     $(2,925,000)
                                                  ===========      ===========

         Deferred tax assets:
             Allowance for doubtful accounts      $    60,000      $    69,000
             Inventory                                264,000          534,000
             Vacation                                 153,000           70,000
             State taxes                              193,000           53,000
                                                  -----------      -----------

                                                      670,000          726,000
                                                  -----------      -----------

             Net deferred tax liability           $(2,099,000)     $(2,199,000)
                                                  ===========      ===========



     Management believes it is more likely than not that future operations will generate sufficient taxable income to realize deferred tax assets.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   May 4, 1997
                                   (Unaudited)


     The provisions for income tax expense for the six months ended 1996 and 1997 differ from the provisions that would have resulted from applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:

                                            April 28,           May 4,
                                              1996              1997
                                           -----------       -----------
         Income taxes at Federal rate      $ 1,591,000       $ 2,402,000
         State income taxes                    435,000           636,000
         Other                                (231,000)         (348,000)
                                           -----------       -----------

                                           $ 1,795,000       $ 2,690,000
                                           ===========       ===========



(8)  COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters are not expected to have a material adverse effect upon the results of operations or the financial position of the Company.

     The Company had commitments at May 4, 1997 to acquire capital equipment, at cost aggregating approximately $6,000,000, primarily for production and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is expected to be at a stage of completion which will allow the construction of the buildings to begin in July 1997. The building construction is expected to be completed during the Spring of 1998, and the Company expects to move its entire California-based operations, including Automotive Products, Aerospace and the administrative offices to these new facilities. Total net cost of the project is estimated at $20,000,000 of which $5,320,000 had been spent at May 4, 1997 and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending an additional approximate $7,000,000 in fiscal year 1997, and approximately $8,000,000 in fiscal year 1998 to complete this project. The Company has committed to complete the land infra-structure, the total cost of which is estimated to be approximately $9,500,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 4, 1997 TO THE THREE MONTHS ENDED APRIL 28, 1996

   Net Sales

     The majority of air-bag initiators sold by the Company are sold to TRW and Morton International (Morton). The initiators sold to TRW are more complex, and contain a higher material content, than the initiators sold to Morton, and consequently are sold for a higher average unit price than the initiators sold to Morton.

     Net sales for the Automotive Products Division increased by $5,858,000, or 30.8%, to $24,863,000 for the quarter ended May 4, 1997 compared to sales of $19,005,000 for the same quarter of the previous year. The increase in sales represents an approximate 56% increase in units shipped in the current year quarter compared to the same quarter last year, offset by a reduction in the average unit selling price of an initiator. The increase in the number of initiators sold was due to increased shipments primarily to a major new customer in the current period, and because of increased demand from existing customers. The increased demand for initiators reflects increasing implementation of airbags for cars produced in the United States, and accelerating rates of implementation of airbags in European and Pacific Rim countries. Sales to TRW as a percent of Automotive Products Division sales were 62.2% for the second quarter, compared to 84.0% for the same period last year, and were 47.2% of total Company sales in the second quarter compared to 65.9% of total Company sales for the same period last year. Sales to Morton were 23.1% of Automotive Products Division sales and were 17.5% of total Company sales for the current year second quarter. Sales to Morton were not significant for the comparable period last year.

     Net sales for the Aerospace Division were $7,929,000 for the second quarter, an increase of $2,712,000, or 52.0% compared to sales of $5,217,000 for the second quarter last year. The increase in sales was the result of shipments against new contracts awarded during the last half of fiscal year 1996, primarily on commercial satellite launch vehicles and on a re-design of a bomb-rack.

   Cost of Sales

     Cost of sales for the Automotive Products Division increased by $4,578,000, or 28.1%, to $20,843,000 for the three months ended May 4, 1997, compared to cost of sales of $16,265,000 for the same period of 1996. Gross profit as a percent of sales was 16.1% for the second quarter compared to 14.4% for the same period last year. The average sales price of an initiator decreased by 16% in the second quarter of the current year compared to the same period last year, however, this was more than offset by a) improved yields from automated equipment; b) lower unit material costs; and c) a larger revenue base over which overhead costs were spread.

    Cost of sales for the Aerospace Division increased by $2,105,000, or 61.0% to $5,558,000, compared to cost of sales of $3,453,000 for the same period last year. The dollar increase in cost of sales was due to the cost of increased sales in the current year second quarter. Gross profit as a percent of sales was 29.9% in the second quarter compared to 33.8% for the same quarter last year. The decrease in gross profit percent during the current year was due to the mix of products shipped.

   Operating Expenses

     Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is allocated those operating expenses incurred by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. During the comparable periods these expenses have been allocated equally to each division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     Operating expenses for the Automotive Products Division increased by $145,000, or 13.6%, to $1,213,000 for the three months ended May 4, 1997 compared to operating expenses of $1,068,000 for the same period in 1996. The increase in operating expenses was incurred to support the increase in units shipped in the current year quarter.

     Operating expenses for the Aerospace Division increased by $228,000, or 22.4%, to $1,246,000 in the second quarter compared to operating expenses of $1,018,000 for the same quarter last year. The increase in operating expenses was incurred to support the higher level of sales in the current year quarter.

     Other Income and Expense

     Other income (expense) consists primarily of interest income and interest expense. Net other income (expense) was $25,000 income in the second quarter of 1997, compared to other income of $37,000 for the same period last year. Interest income was $82,000 in the second quarter of 1997 compared to interest income of $117,000 for the second quarter of last year. The reduction in interest income was the result of lower average balances of invested funds during the current year quarter. Interest expense was $56,000 in the second quarter of 1997, compared to interest expense of $80,000 for the same period last year. The decrease of $24,000 was the result of average balance outstanding for long-term debt being reduced in the current period as a result of scheduled principal payments.

COMPARISON OF THE SIX MONTHS ENDED MAY 4, 1997 TO THE SIX MONTHS ENDED APRIL 28, 1996

   Net Sales

     The majority of air-bag initiators sold by the Company are sold to TRW and Morton. The initiators sold to TRW are more complex, and contain a higher material content, than the initiators sold to Morton, and consequently are sold for a higher average unit price than the initiators sold to Morton.

     Sales for the Automotive Products Division were $48,439,000 for the six months ended May 4, 1997, compared to sales of $36,859,000 for the comparable period of the preceding year. The increase in sales represents an approximate 55% increase in units shipped for the first six months of the current fiscal year compared to the same period last year, offset partially by a reduction in the average unit selling price of an initiator due primarily to the mix of products sold to TRW and Morton. The increase of $11,580,000, or 31.4%, was the result of increased shipments of initiators primarily to a major new customer in the current period and because of increased demand from existing customers. The increased demand for initiators reflects increasing implementation of airbags for cars produced in the United States and accelerating rates of implementation of airbags in European and Pacific Rim countries. Sales to TRW as a percent of the Division's total sales were 66.0% for the first six months of the current fiscal year compared to 84.1% for the same period last year, and were 53.0% of total Company sales this year compared to 66.3% for the same period last year. Sales to Morton were 21.5% of Automotive Products Division sales and were 17.2% of total company sales for the six months ended May 4, 1997. Sales to Morton were not significant for the comparable period last year.

   Sales for the Aerospace Division were $11,890,000 for the first six months of the current year, compared to sales of $9,904,000 for the same period last year, an increase of $1,986,000 or 20.1%. The increase in sales was the result of shipments against new contracts awarded during the last half of fiscal year 1996, primarily on commercial satellite launch vehicles and on a re-design of a military bomb rack.

   Cost of Sales

     Cost of sales for the Automotive Products Division were $40,399,000 for the first six months of the current fiscal year, compared to cost of sales of $31,858,000 for the same period last year. The increase of $8,541,000, or 26.8%, was the result of increased costs associated with increased sales during the same period. Gross profit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

as a percent of sales was 16.6% for the current six month period compared to 13.6% for the same period last year. The increase was due to the a) improved yields from automated equipment; b) reduced material costs; and c) a larger revenue base over which overhead costs were spread, offset partially by a reduction of 15% in the average sales price of an initiator in the current year period compared to the same period last year. The reduction in average unit selling price was due primarily to a change in mix of products sold to TRW and Morton.

     Cost of sales for the Aerospace Division increased $1,798,000, or 27.9%, to $8,242,000 for the first six months of the current year, compared to cost of sales of $6,444,000 for the same period last year. The dollar increase in cost of sales was due to the cost of increased sales during the current period. Gross profit as a percent of sales was 30.7% in the current period, compared to 34.9% last year, due to the mix of products shipped in the current year.

   Operating Expenses

     Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is allocated those operating expenses incurred by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. During the comparable periods these expenses have been allocated equally to each division.

     Operating expenses for the Automotive Products Division were $2,319,000 for the first six months of the current fiscal year, an increase of $443,000, or 23.6%, compared to operating expenses of $1,876,000 for the same period last year. The increase occurred primarily for more personnel required to support the 55% increase in the number of initiators sold during the current year period and from an increase in allocated Corporate expenses. The increase in Corporate expenses occurred primarily in increased personnel required to support the increased level of operations this year.

     Operating expenses for the Aerospace Division were $2,366,000 for the first six months of the current fiscal year, an increase of $412,000, or 21.1%, compared to operating expenses of $1,954,000 last year. The increase in operating expenses was the result of higher corporate expenses allocated to the Aerospace Division in the current year compared to the same period last year. The increase in corporate expenses occurred primarily in increased personnel required to support the growth in operations in the current year.

   Other Income and Expense

     Other income (expense) consists primarily of interest income and interest expense. Net other income was $63,000 in the first six months of 1997, compared to other income of $49,000 for the same period last year. Interest income was $200,000 in the first six months of 1997 compared to interest income of $236,000 for the same period last year. The reduction in interest income was due to lower average balances invested in the current year period. Interest expense was $134,000 in the first six months of 1997, compared to interest expense of $196,000 for the same period last year. The decrease of $62,000 was the result of the average balance outstanding for long-term debt being reduced with regularly scheduled principal payments.

   Liquidity and Capital Resources

     The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock. In December 1996, the Company signed a credit agreement (the "Credit Agreement") with a bank. The Credit Agreement expires May 1, 1998, and any borrowings under the Credit Agreement bear interest at the bank's Reference Rate (8.5% at May 4, 1997) less
 .25 percentage point, or at the Company's option, at LIBOR (5.69% at May 4, 1997) plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED

Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for stand by letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings in increments of not less that $1,000,000, under Facility No. 2, to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion.

     Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial test and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with these provisions as of May 4, 1997. As of May 4, 1997, $750,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1.

     The Company's wholly owned subsidiary, Scot, Inc. has a term loan with a bank, which was renewed in August 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at May 4, 1997, was $556,100. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate (5.84% at May 4, 1997). Any unpaid principal is due on August 1, 2001.

     In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane and delivered a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period with interest at prime plus one-half percent. The unpaid balance of this note at May 4, 1997 was $1,773,400. In December 1994, the Company purchased a second airplane from United Beechcraft, Inc. for $669,419. The Company entered into a promissory note with Beech Acceptance, Inc. to finance the purchase over a 10-year period with interest at prime plus one-half percent. The unpaid balance of this note at May 4, 1997 was $530,706. The planes are being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases the first airplane for use by third parties when not in use by the Company in order to defray a portion of the costs.

     During the six months ended May 4, 1997, the Company generated cash flow from operations of $3,131,000. Capital expenditures, primarily for payments related to automated manufacturing equipment and new production facilities, amounted to $8,519,000. Principal payments of long-term bank debt aggregated $933,000. These net cash outflows were funded by cash flow from operations and the use of existing cash on hand. At May 4, 1997, the Company had cash and marketable securities on hand of $7,116,000 and additional borrowing capacity available under its Credit Agreement of $15,750,000.

     At May 4, 1997, the Company had working capital of $33,621,000 as compared to working capital of $34,957,000 at October 31, 1996. The decrease of $1,336,000 is due primarily to a decrease in cash and marketable securities of $6,177,000, an increase in accounts payable and accrued expenses of $202,000 and an increase in deferred income taxes payable of $156,000, offset partially by an increase in accounts receivable and inventories of $2,082,000 and $1,192,000, respectively, a decrease in income taxes payable of $985,000, and an increase in prepaid expenses of $470,000. The increase in accounts receivable was due to the increase in sales since October 31, 1996. The increase in inventories was due primarily to higher levels of raw materials purchases and work-in-process required to support the increasing production and shipping volume of the Automotive Products Division. The decrease in cash occurred primarily for progress payments on new equipment lines currently being produced for the Company, and to pay for land infra-structure development costs for the Company's Moorpark project (see below).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS, CONTINUED


     In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, in October, 1996, on which the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is expected to be at a stage of completion which will allow the construction of the buildings to begin in July, 1997. The building construction is expected to be completed during the Spring of 1998, and the Company expects to move its entire California-based operations, including Automotive Products, Aerospace and the administration offices to these new facilities. Total net cost of the project is estimated at $20,000,00 of which approximately $5,320,000 had been spent by May 4, 1997, and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending an additional approximate $7,000,000 in fiscal 1997, and approximately $8,000,000 in fiscal 1998 to complete this project.

   The Company anticipates that working capital requirements will increase during the last half of fiscal 1997 and during fiscal 1998, as compared to fiscal 1996, to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash and marketable securities on hand, cash flow from operations and borrowings under its Credit Agreement. The Company had commitments to acquire capital equipment at May 4, 1997 aggregating approximately $6,000,000 related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division. In addition, the Company has committed to complete the land infra-structure related to its Moorpark facility, the total cost of which is approximately $9,500,000.

PART II - OTHER INFORMATION

   Items 1 through 3 are omitted as they are not applicable.

   Item 4. Submission of matters to a vote of stockholders.
           The Company's Annual Stockholders' Meeting was held on March 19, 1997 at which time the stockholders voted to re-elect Thomas F. Treinen and Samuel Levin as directors to serve until the 2000 Annual Stockholders' Meeting. The voting was as follows:

                              Election of Directors

                                      Thomas F.          Samuel
             Votes                     Treinen           Levin
             -----                    ---------        ---------
             For                      6,078,237        6,074,032
             Withheld                    58,358           62,563
             Abstain                         --               --
             Broker non-vote                 --               --
             Against                         --               --

In addition, the shareholders ratified the 1996 Key Employee Stock Option and 1996 Performance Stock Option grants. The vote was 4,632,020 for, 112,594 against, 39,096 abstain, and 1,352,885 broker non-votes.

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

                                       SPECIAL DEVICES, INCORPORATED



DATED:  June 13, 1997
        -------------                  --------------------------
                                       Chairman of the Board and
                                         President


DATED:  June 13, 1997
        -------------                  --------------------------
                                       Vice President Finance and
                                         Chief Financial Officer