Form 10-Q
period 1997-08-03
SPECIAL DEVICES INC /DE
filed 1997-09-16
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

              For the quarterly period ended:            AUGUST 3, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________to_______________

Commission file number: 0-19330



                          SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                               95-3008754
-------------------------------                           --------------------
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At September 12, 1997, the total number of outstanding shares of registrant's common stock was 7,728,266.

PART I -  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                October 31,          August 3,
                                                                                   1996                 1997
                                                                               -----------          -----------
                                                                                                    (Unaudited)
Current assets:
   Cash                                                                        $ 2,592,578          $ 1,954,263
   Marketable securities                                                        10,700,000            6,200,000
   Accounts receivable, net of allowance of
     $155,959 at October 31, 1996 and  $190,855 at
     August 3, 1997 for doubtful accounts                                       12,663,230           14,625,815
   Inventories                                                                  18,298,705           17,694,965
   Prepaid expenses                                                                401,645              707,251
   Deferred income taxes                                                           670,000              891,000
                                                                               -----------          -----------

         Total current assets                                                   45,326,158           42,073,294
                                                                               -----------          -----------



Property, plant and equipment, at cost:
   Land                                                                          1,611,331            1,611,331
   Buildings                                                                     7,562,979            7,630,087
   Machinery and equipment                                                      35,736,957           40,398,965
   Furniture and fixtures                                                        2,221,376            2,576,037
   Transportation equipment                                                      3,066,463            2,486,034
   Leasehold improvements                                                        2,334,412            2,960,266
   Construction in progress (includes land and related costs of
     $3,700,000 at October 31, 1996 and $7,240,000 at August 3, 1997)            5,695,185           14,382,969
                                                                               -----------          -----------
                                                                                58,228,703           72,045,689
   Less accumulated depreciation                                                17,597,716           22,255,710
                                                                               -----------          -----------

                                                                                40,630,987           49,789,979
                                                                               -----------          -----------

Other assets                                                                       202,050              162,050
                                                                               -----------          -----------

                                                                               $86,159,195          $92,025,323
                                                                               ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 October 31,          August 3,
                                                                    1996                 1997
                                                                -----------          -----------
                                                                                     (Unaudited)
Current liabilities:
  Current portion of long-term debt                             $ 1,296,973          $   205,461
  Trade accounts payable                                          3,075,758            2,982,431
  Accounts payable to related parties                             2,294,688            2,424,847
  Accrued payroll and benefits                                    1,104,613            1,605,642
  Accrued expenses                                                  605,881              828,877
  Income taxes                                                    1,991,290            1,891,290
                                                                -----------          -----------

     Total current liabilities                                   10,369,203            9,938,548

Long-term debt, less current portion                              3,319,709            2,099,600
Deferred income taxes                                             2,769,000            2,890,000
                                                                -----------          -----------

     Total liabilities                                           16,457,912           14,928,148
                                                                -----------          -----------


Commitments and contingencies                                          --                   --

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
     2,000,000 shares; no shares issued or outstanding                 --                   --
   Common stock, $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding
        7,675,535 shares at October 31, 1996, and
           7,700,862 shares at August  3, 1997
                                                                     76,756               77,009
   Additional paid-in capital                                    49,911,050           50,134,942
   Retained earnings                                             19,713,477           26,885,224
                                                                -----------          -----------

   Total stockholders' equity                                    69,701,283           77,097,175
                                                                -----------          -----------


                                                                $86,159,195          $92,025,323
                                                                ===========          ===========



     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED




                                                         Three months ended                          Nine months ended
                                               -----------------------------------           -----------------------------------
                                                 July 28,               August 3,              July 28,               August 3,
                                                   1996                   1997                   1996                    1997
                                               ------------           ------------           ------------           ------------
Net sales                                      $ 25,631,032           $ 36,970,324           $ 72,394,385            $97,299,664
Cost of sales                                    20,393,517             29,876,026             58,695,232             78,517,404
                                               ------------           ------------           ------------            -----------

   Gross profit                                   5,237,515              7,094,298             13,699,153             18,782,260
                                               ------------           ------------           ------------            -----------
Operating expenses                                1,746,358              2,550,840              5,576,409              7,235,866
                                               ------------           ------------           ------------             ----------


         Earnings from operations                 3,491,157              4,543,458              8,122,744             11,546,394
                                               ------------           ------------           ------------            -----------

Other income (expense):
   Interest expense                                 (89,177)               (67,229)              (284,965)              (201,157)
   Interest income                                  112,901                 75,717                348,942                275,464
   Other, net                                         9,460                  3,486                 18,071                  1,046
                                               ------------           ------------           ------------            -----------

     Net other income                                33,184                 11,974                 82,048                 75,353
                                               ------------           ------------           ------------            -----------

Earnings before income taxes                      3,524,341              4,555,432              8,204,792             11,621,747
Income taxes                                      1,376,000              1,760,000              3,171,000              4,450,000
                                               ------------           ------------           ------------            -----------

        Net earnings                           $  2,148,341           $  2,795,432           $  5,033,792            $7,171,747
                                               ============           ============           ============            ===========



Net earnings per share                         $        .28           $        .36           $        .65            $       .93
                                               ============           ============           ============            ===========

Weighted average common shares
   and common equivalents outstanding             7,768,848              7,760,565              7,757,154              7,741,942
                                               ============           ============           ============            ===========





     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                    FOR THE NINE MONTHS ENDED AUGUST 3, 1997





                                                                  Additional                       Total
                                         Common Stock               paid-in        Retained     Stockholders'
                                    Shares          Amount          Capital        Earnings         Equity
                                 -----------     -----------     -----------     -----------     -----------
Balance at October 31, 1996        7,675,535     $    76,756     $49,911,050     $19,713,477     $69,701,283

Issuance of common stock on
   exercise of stock options          25,327             253         223,892            --           224,145

Net earnings (unaudited)                --              --              --         7,171,747       7,171,747
                                 -----------     -----------     -----------     -----------     -----------

Balance at August 3, 1997          7,700,862     $    77,009     $50,134,942     $26,885,224     $77,097,175
                                 ===========     ===========     ===========     ===========     ===========

















     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                 Nine months ended
                                                           ------------------------------
                                                             July 28,          August 3,
                                                               1996               1997
Cash flows from operating activities:
   Net earnings                                            $  5,033,792      $  7,171,747
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
     Depreciation                                             4,011,776         4,657,994
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                 271,112        (1,962,585)
     (Increase) decrease in inventories                      (1,894,531)          603,740
     (Increase) in prepaid expenses                            (236,935)         (305,606)
     Decrease (increase) in deferred income taxes                40,000          (100,000)
     Decrease in other assets                                   281,585            40,000

     (Decrease) increase in accounts payable,
       accounts payable to related parties and other
       accrued expenses                                      (1,105,938)          760,857
     Increase (decrease) in income taxes payable                266,470          (100,000)
                                                           ------------      ------------
   Net cash provided by operating activities                  6,667,331        10,766,147
                                                           ------------      ------------

Cash flows from investing activities:
     (Purchases) of property, plant and equipment            (5,635,148)      (13,816,986)
     Sales of marketable securities                                --           4,500,000
                                                           ------------      ------------

   Net cash (used in) investing activities                   (5,635,148)       (9,316,986)
                                                           ------------      ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                     119,234           224,145
     Payments of long-term debt                                (952,563)         (146,735)
      Net advance (repayment) of notes payable to bank             --          (2,164,886)
                                                           ------------      ------------

   Net cash (used in) financing activities                     (833,329)       (2,087,476)
                                                           ------------      ------------

   Net increase (decrease) in cash                              198,854          (638,315)
   Cash at beginning of period                                1,928,185         2,592,578
                                                           ------------      ------------

   Cash at end of period                                   $  2,127,039      $  1,954,263
                                                           ============      ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                          $     75,502      $    211,572
         Income taxes                                         1,940,000         4,907,000
                                                           ============      ============


     See accompanying notes to condensed consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 3, 1997
                                  (UNAUDITED)


(1)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Special Devices, Incorporated, a Delaware corporation, include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1996. Operating results for the nine month period ended August 3, 1997 are not necessarily indicative of the operating results for the full fiscal year.


(2)      ACCOUNTS RECEIVABLE

         Accounts receivable from long-term contracts are as follows:

                                                  October 31,       August 3,
                                                     1996             1997
                                                  -----------     -----------
         U.S. Government                          $ 2,299,218     $ 1,085,580
         U.S. Government contractors                4,131,795       3,917,842
         Commercial customers                       6,388,176       9,813,248
                                                  -----------     -----------

                                                   12,819,189      14,816,670
         Less allowance for doubtful accounts         155,959         190,855
                                                  -----------     -----------

           Total                                  $12,663,230     $14,625,815
                                                  ===========     ===========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 3, 1997
                                   (Unaudited)





(3)      INVENTORIES

         Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                     October 31,      August 3,
                                                        1996             1997
                                                    -----------      -----------
         Raw materials and components               $ 6,167,337      $ 5,931,150
         Work in process                              7,278,149        7,172,959
         Finished goods                               1,020,337          751,162
         Inventoried costs relating to
           long term contracts, net of
           amounts attributed to revenues
           recognized to date                         3,835,468        4,067,470
                                                    -----------      -----------
                                                     18,301,291       17,922,741
         Less progress payments related
          to long-term contracts                          2,586          227,776
                                                    -----------      -----------

                                                    $18,298,705      $17,694,965
                                                    ===========      ===========

Inventoried costs relate to costs of goods currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.


(4)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                   October 31,         August 3,
                                                      1996                1997
                                                   ----------         ----------
         Bank borrowings                           $2,164,886         $  542,977
         Finance company                            2,392,295          1,743,838
         Other notes                                   59,501             18,246
                                                   ----------         ----------

                                                    4,616,682          2,305,061
            Less current portion                    1,296,973            205,461
                                                   ----------         ----------

                                                   $3,319,709         $2,099,600
                                                   ==========         ==========

     In December 1996, the Company signed a new credit agreement (the "Credit Agreement") with a new bank and replaced its prior credit facility. Under the prior credit facility, the Company had a term note outstanding which bore interest at 7.3 percent, the unpaid balance of which was approximately $1,503,000 at November 30, 1996. The balance of the Term Loan and any other borrowings outstanding with the former bank were paid at that time. The new Credit Agreement expires May 1, 1998, and any borrowings under the new Credit Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The New Credit Agreement contains two revolving credit facilities. The Company may

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 3, 1997
                                  (Unaudited)





borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for standby letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement.
In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion. As of August 3, 1997, no amounts were outstanding under either credit facility. The Company had outstanding approximately $5,500,000 of performance bonds secured by standby letters of credit related to the development of new facilities (see Footnote 8).

         The Company's wholly-owned subsidiary, Scot, Inc. has a term loan with a bank, secured by certain real property of Scot. The principal balance outstanding at October 31, 1996, was $582,000, and at August 3, 1997 was $540,000. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate (5.63% at August 3, 1997). Any unpaid principal is due on August 1, 2001.

         The finance company notes are secured by related equipment.  The first note is being amortized over 12 years, with interest at prime plus one-half percent through November 2006, when the note will be fully amortized. Monthly payments are approximately $23,100. The unpaid balance at August 3, 1997, was $1,740,000. A second note, which was secured by a Company owned airplane, was being amortized over 10 years, with interest at prime plus one-half percent through December 2004, when the note will be fully amortized. In May 1997, the Company entered into an agreement with its Chairman whereby the Chairman assumed responsibility for the note, and agreed to buy the airplane at its fair market value. The Company is liable to Beechcraft Acceptance under the promissory note in the event the Chairman defaults. The net book value of the airplane, $523,000, and the balance of the note $530,000, were removed from the Company's books to reflect this transfer of liability.

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

         No options were granted during the quarter ended August 3, 1997 and 8,833 options were exercised at prices ranging from $9.50 to $10.00 per share. At August 3, 1997, there were options outstanding to purchase 322,547 shares, which options were exercisable with respect to 159,740 shares.

         In December 1996, the Company's Stock Option Committee authorized stock option grants to certain employees via a special grant which is not part of the 1991 Stock Option Plan. Under terms of this authorization, options to purchase 130,000 shares were granted which vest ratably over 5 years from the grant date and options to purchase 312,000 shares were granted which vest ratably over a period ranging from 5 to 8 years from the grant date. The grants for the later options contain vesting acceleration clauses during the first 36 months of the

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 3, 1997
                                  (Unaudited)





option; the acceleration clauses are contingent upon the price of the Company's Common Stock attaining a certain level, and upon the Company attaining certain earnings levels. The options were granted at the fair market value of the stock on the grant date, which was $17.00 per share. These grants were approved by the Company's shareholders at the Annual Shareholders Meeting in March 1997.


(6)      NET INCOME PER SHARE

         Net income per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share are presented when dilutive.


(7)      INCOME TAXES

         The provisions for income taxes consist of the following for each respective nine months ended:

                                              July 28,               August 3,
                                                1996                   1997
                                             -----------            -----------
         Current:
           Federal                           $ 2,437,000            $ 3,868,000
           State                                 728,000                941,000
                                             -----------            -----------
                                             $ 3,165,000            $ 4,809,000
                                             ===========            ===========

         Deferred:
           Federal                           $   (30,000)           $  (309,000)
           State                                  36,000                (50,000)
                                             -----------            -----------
                                             $     6,000            $  (359,000)
                                             ===========            ===========

         Total:
           Federal                           $ 2,407,000            $ 3,559,000
           State                                 764,000                891,000
                                             -----------            -----------
                                             $ 3,171,000            $ 4,450,000
                                             ===========            ===========

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 3, 1997
                                  (Unaudited)




         Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                          October 31,       August 3,
                                                             1996              1997
                                                         -----------      -----------
         Deferred tax liabilities:
         Depreciation                                    $(2,769,000)     $(3,165,000)
                                                         -----------      -----------

         Deferred tax assets:

         Allowance for doubtful accounts                      60,000           73,000
         Inventory                                           264,000          575,000
         Vacation                                            153,000          425,000
         State taxes                                         193,000           93,000
                                                         -----------      -----------

                                                             670,000        1,166,000
                                                         -----------      -----------

         Net deferred tax liability                      $(2,099,000)     $(1,999,000)
                                                         ===========      ===========

         Management believes it is more likely than not that future operations will generate sufficient taxable income to realize deferred tax assets.

         The provisions for income taxes for the nine months ended 1996 and 1997 differ from the provisions that would have resulted by applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:


                                                           July 28,          August 3,
                                                             1996               1997
                                                         -----------       -----------
         Income taxes at Federal rate                    $ 2,398,000       $ 3,837,000
         State income taxes                                  773,000           959,000
         Other                                                 --             (346,000)
                                                         -----------       -----------

                                                         $ 3,171,000       $ 4,450,000
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

         The Company had commitments at August 3, 1997 to acquire capital equipment, the unpaid cost of which aggregated approximately $3,500,000 primarily for production and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company plans to build new facilities. Development of the land infrastructure, including grading, is at a stage of completion which will allow the construction of the buildings to begin in September 1997. The building construction is expected to be completed during the Summer of 1998, and the Company expects to move its entire

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 3, 1997
                                  (Unaudited)





California-based operations, including Automotive Products, Aerospace and the administrative offices to these new facilities. Total net cost of the project is estimated at $20,000,000 of which $7,240,000 had been spent at August 3, 1997 and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending an additional approximate $2,000,000 in fiscal year 1997, and approximately $10,760,000 (net of anticipated proceeds for two commercial lots being offered for sale by the Company) in fiscal year 1998 to complete this project. The Company has committed to complete the land infra-structure, the total cost of which is estimated to be approximately $9,500,000.

                 The statements above regarding the land purchased by the Company in Moorpark and the construction of facilities on the land by the Company are forward-looking statements. Actual results and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company, the Company's not encountering any unforeseen conditions relating to the property that make completion of the land infrastructure work or construction work more expensive, difficult or time intensive than is currently expected, the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above, and other factors which may develop during the course of this project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS


RESULTS FROM OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AUGUST 3, 1997 TO THE THREE MONTHS ENDED JULY 28, 1996

Net Sales

         Net sales for the Automotive Products Division were $30,640,000 for the quarter ended August 3, 1997, compared to net sales of $19,622,000 for the same period last year. The increase of $11,018,000, or 56.2%, was due to a 93% increase in units shipped during the current year quarter compared to the number of units shipped for the same period last year. The increase in units
shipped resulted primarily from increased shipments to   Autoliv ASP,
Incorporated ("Autoliv") (formerly Morton International) under terms of a supplier agreement signed in November 1995. The initiators sold to Autoliv are generally at lower average unit selling prices than those sold to other customers, due to simplicity of design, resulting in revenue dollars increasing at a slower rate than the increase in units sold. Sales to TRW, Inc. as a percent of Automotive Product Division sales were 60.9% for the current year third quarter compared to 72.3% for the same period last year, and were 50.4% of total Company sales in the third quarter compared to 55.4% of total Company sales for the same period last year. Sales to Autoliv were 27.8% of Automotive Products Division sales and were 23.0% of total Company sales for the current year third quarter. Sales to Autoliv were not significant for the same period last year.

         Net sales for the Aerospace Division were $6,330,000 for the current year third quarter, compared to net sales of $6,009,000 for the same period last year. The increase of $321,000, or 5.3%, was due to increased demand for the Division's products in the current period, and was also due to revenues generated under a new contract for the re-design of a proprietary bomb rack.

Cost of Sales

         Cost of sales was $25,388,000 for the Automotive Products Division for the quarter ended August 3, 1997, compared to cost of sales of $16,484,000 for the same period last year. The increase of $8,904,000, or 54.0%, was due to costs associated with increased sales noted above. Gross profit as a percent of sales was 17.1% in the current period, compared to 15.9% for the same period last year. The improvement in gross profit as a percent of sales was due to reductions in scrap, improvements in automated machine yields, and other manufacturing efficiencies achieved in the current period.

         Cost of sales was $4,488,000 for the Aerospace Division for the quarter ended August 3, 1997, compared to cost of sales of $3,910,000 for the same period last year. The increase of $578,000, or 14.8%, was due to costs associated with increased sales of 5.3% noted above. Gross profit as a percent of sales was 29.1% in the current year period compared to a gross profit as a percent of sales of 34.9% for the same period last year. The decrease in gross profit as a percent of sales in the current period was due to the mix of products shipped compared to the same period last year, and due to certain start-up costs associated with new long term programs.

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

Operating expenses for the Automotive Products Division were $1,305,000 for the quarter ended August 3, 1997, compared to operating expenses of $734,000 for the same period last year. Operating expenses incurred by the Automotive Products Division and by the Company increased during the current year third quarter in response

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS, CONTINUED

to the increase in initiators produced and sold. The primary areas of increase were in labor and labor related costs, and in other professional services costs.

         Operating expenses were $1,246,000 for the Aerospace Division for the quarter ended August 3, 1997, compared to operating expenses of $1,012,000 for the same period last year. The increase of $234,000, or 23.1%, was the result of an increase in operating expenses incurred by the Corporate Division and allocated to the Aerospace Division in the current year period. The increase in Corporate Division expenses was primarily in labor and labor related costs, and in other professional services costs.

Other Income and Expense

         Other income (expense) net, consists primarily of interest expense on borrowings and interest income on short-term investments. Other income (expense), net was $12,000 of income for the quarter ended August 3, 1997, compared to $33,000 of income for the same period last year. Interest expense was $67,200 for the quarter ended August 3, 1997, compared to interest expense of $89,200 for the same period last year. The decrease of $22,000 occurred due to reduction of long-term debt through scheduled monthly principal payments, and because the debt for an airplane was transferred to the Company's Chairman during the quarter (see Footnote 4). Interest income was $75,700 for the quarter ended August 3, 1997, compared to interest income of $112,900 for the same period last year. The reduction in interest income was due to lower average amounts invested in interest bearing securities during the current year third quarter.

COMPARISON OF THE NINE MONTHS ENDED AUGUST 3, 1997 TO THE NINE MONTHS ENDED JULY 28, 1996

Net Sales

         Net sales for the Automotive Products Division were $79,079,000 for the nine months ended August 3, 1997, compared to net sales of $56,481,000 for the same period last year. The increase of $22,598,000, or 40%, was due to an increase of 69% in units shipped during the first nine months of 1997 compared to the number of units shipped for the same period last year. The increase in units shipped resulted primarily from increased shipments to Autoliv under terms of a supplier agreement signed in November 1995. The initiators sold to Autoliv are generally at lower average unit selling prices than those sold to other customers, due to simplicity of design, resulting in revenue dollars increasing at a slower rate than the increase in units sold. Sales to TRW, Inc. as a percent of Automotive Products Division sales were 64.0% for the nine months ended August 3, 1997, compared to 80.0% for the same period last year, and were 52.0% of total Company sales in the current year compared to 62.4% of total Company sales for the same period last year.

         Net sales for the Aerospace Division were $18,220,000 for the nine months ended August 3, 1997, compared to net sales of $15,913,000 for the same period last year. The increase of $2,307,000, or 14.5%, was due to increased demand for the Division's products in the current year, and was also due to revenues generated from a new contract for the re-design of a proprietary bomb rack this year.

Cost of Sales

         Cost of sales was $65,787,000 for the Automotive Products Division for the nine months ended August 3, 1997, compared to cost of sales of $48,342,000 for the same period last year, an increase of $17,445,000, or 36.1%. The increase was due to costs associated with increased sales noted above. Gross profit as a percent of sales was 16.8% for the current year period, compared to gross profit as a percent of sales of 14.4% for the same period last year. The improvement in gross profit as a percent of sales was due to reductions in scrap, improvements in automated machine yields, and other manufacturing efficiencies achieved in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS, CONTINUED

         Cost of sales for the Aerospace Division was $12,730,000 for the nine months ended August 3, 1997, compared to cost of sales of $10,353,000 for the same period last year. The increase of $2,377,000, or 23.0%, was due to costs associated with increased sales during the first nine months of 1997. Gross profit as a percent of sales was 30.1% for the nine months ended August 3, 1997, compared to gross profit as a percent of sales of 34.9% for the same period last year. The decrease in gross profit as a percent of sales in the current period was due to the mix of products shipped compared to the same period last year.

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

         Operating expenses for the Automotive Products Division were $3,624,000 for the nine months ended August 3, 1997, compared to operating expenses of $2,609,000 for the same period last year. The increase of $1,015,000, or 38.9%, was due primarily to an increase in Corporate expenses incurred and allocated to the Automotive Products Division, and to a lesser extent, to labor related cost increases incurred by the Automotive Products Division. The increase in Corporate expenses was primarily in labor and labor related costs and in other professional services costs.

         Operating expenses for the Aerospace Division were $3,612,000 for the nine months ended August 3, 1997, compared to operating expenses of $2,967,000 for the same period last year. The increase of $645,000, or 21.7%, was the result primarily of an increase in Corporate Division expenses which are allocated to the Aerospace Division. The increase in Corporate expenses was primarily in labor and labor related costs, and in other professional services costs.

Other Income and Expense

         Other income (expense), net, consists primarily of interest expense on borrowings and interest income earned on short-term investments. For the nine months ended August 3, 1997, other income (expense), net, was $75,000 of income compared to $82,000 of income for the same period last year. Interest income was $275,000 for the nine months ended August 3, 1997, compared to interest income of $349,000 for the same period last year. The decrease in interest income during the first nine months of the current year was due to lower average amounts invested in interest bearing securities during the year compared to the same period last year. Interest expense was $201,000 for the nine months ended August 3, 1997, compared to interest expense of $285,000 for the same period last year. The decrease in the current year was due to lower average debt balances this year resulting from scheduled monthly principal payments.

Liquidity and Capital Resources

         The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock. In December 1996, the Company signed a credit agreement (the "Credit Agreement") with a bank. The Credit Agreement expires May 1, 1998, and any borrowings under the Credit Agreement bear interest at the bank's Reference Rate (8.5% at August 3, 1997) less .25 percentage point, or at the Company's option, at LIBOR (5.63% at August 3, 1997) plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for stand by letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement. In addition, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS, CONTINUED

Company has the option of converting outstanding borrowings in increments of not less than $1,000,000, under Facility No. 2, to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the Bank's long-term interest rate in effect at the time of such conversion.

         Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with these provisions as of August 3, 1997. As of August 3, 1997, no amounts were outstanding under either credit facility.

         The Company's wholly owned subsidiary, Scot, Inc. has a term loan with a bank, which was renewed in August 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at August 3, 1997, was $540,000. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate (5.63% at August 3, 1997). Any unpaid principal is due on August 1, 2001.

         In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane and delivered a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period with interest at prime plus one-half percent. The unpaid balance of this note at August 3, 1997 was $1,740,000. In December 1994, the Company purchased a second airplane from United Beechcraft, Inc. for $669,419. The Company entered into a promissory note with Beech Acceptance, Inc. to finance the purchase over a 10-year period with interest at prime plus one-half percent. In May 1997, the Company entered into an agreement with its Chairman whereby the Chairman assumed responsibility for the note for the second airplane and agreed to buy the airplane at its fair market value. The Company is liable to Beechcraft Acceptance under the promissory note in the event the Chairman defaults. The net book value of the airplane, $523,000, and the balance of the note, $530,000, were removed from the Company's books to reflect this transfer of liability. The remaining plane is being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases this airplane for use by third parties when not in use by the Company in order to defray a portion of the costs.

         During the nine months ended August 3, 1997, the Company generated cash flow from operations of $10,800,000. Capital expenditures, primarily for payments related to automated manufacturing equipment and production facilities, amounted to $13,800,000. Payments of long-term and short-term debt aggregated $2,300,000. These net cash outflows were funded by cash flow from operations and the use of existing cash on hand. At August 3, 1997, the Company had cash and marketable securities on hand of $8,154,000 and additional borrowing capacity under its Credit Agreement of $16,500,000.

         At August 3, 1997, the Company had working capital of $32,135,000 compared to working capital of $34,957,000 at October 31, 1996. The decrease of $2,822,000 was due to a decrease in cash and marketable securities of $5,138,000, a decrease in inventory of $604,000, and an increase in accrued liabilities of $724,000, offset partially by an increase in accounts receivable of $1,963,000, an increase in prepaid expenses of $306,000, and a decrease in the current portion of long-term debt of $1,092,000. The decrease in cash occurred primarily for progress payments on new equipment lines currently being built for the Company, and to pay for land infra-structure development costs for the Company's Moorpark project (see below). The decrease in inventory was the result of more efficient use of inventory in production. The increase in accounts receivable was the result of higher sales volumes during the period. The reduction of the current portion of long-term debt was the result of a pay down of bank borrowings outstanding under the Company's credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS, CONTINUED

         In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, in October 1996, on which the Company plans to build new facilities. Development of the land infrastructure, including grading, began in January 1997, and is at a stage of completion which will allow the construction of the buildings to begin in September 1997. The building construction is expected to be completed by the Summer of 1998, and the Company expects to move its entire California-based operations, including Automotive Products, Aerospace and the administration offices to these new facilities. Total net cost of the project is estimated at $20,000,000 of which approximately $7,240,000 had been spent by August 3, 1997, and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending an additional approximate $2,000,000 in fiscal 1997, and approximately $10,760,000 (net of anticipated proceeds for two commercial lots being offered for sale by the Company) in fiscal 1998 to complete this project.

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

         The Company anticipates that working capital requirements will increase during the last quarter of fiscal 1997 and during fiscal 1998, as compared to fiscal 1996, to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash and marketable securities on hand, cash flow from operations and borrowings under its Credit Agreement. The Company had commitments to acquire capital equipment at August 3, 1997 aggregating approximately $3,500,000 related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division. In addition, the Company has committed to complete the land infra-structure related to its Moorpark facility, the total cost of which is approximately $9,500,000.

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

                                      SPECIAL DEVICES, INCORPORATED


DATED:  September 15, 1997                     /s/ THOMAS F. TREINEN
      --------------------------------         --------------------------------
                                               Thomas F. Treinen
                                               Chairman of the Board and
                                                    President


DATED:  September 15, 1997                     /s/ JOHN T. VINKE
      --------------------------------         --------------------------------
                                               John T. Vinke
                                               Vice President Finance and
                                                    Chief Financial Officer