Form 10-K405
period 1997-10-31
SPECIAL DEVICES INC /DE
filed 1998-01-28
CIK 875525

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                                  --------- TO
                                   ---------

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

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         COMMON STOCK PAR VALUE $.01                     NASDAQ, NATIONAL MARKET

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on January 22, 1998 based on the closing price on The Nasdaq National Market of such stock on such date was $131,527,074.

     Registrant's Common Stock outstanding at January 22, 1998 was 7,773,667 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 1998 Annual Stockholders Meeting are incorporated by reference in Part III.

================================================================================

                         SPECIAL DEVICES, INCORPORATED

                      INDEX TO ANNUAL REPORT ON FORM I0-K

                                                                                         PAGE
                                                                                         ----
PART I
  Item 1.    Business..................................................................   2
  Item 2.    Properties................................................................  13
  Item 3.    Legal Proceedings.........................................................  14
  Item 4.    Submission of Matters to a Vote of Security Holders.......................  14
PART II
  Item 5.    Market for the Registrant's Common Equity and Related Stockholder
               Matters.................................................................  15
  Item 6.    Selected Financial Data...................................................  16
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations..............................................................  17
  Item 8.    Financial Statements and Supplementary Data...............................  23
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..............................................................  41
PART III
  Item 10.   Directors and Executive Officers of the Registrant........................  41
  Item 11.   Executive Compensation....................................................  41
  Item 12.   Security Ownership of Certain Beneficial Owners and Management............  41
  Item 13.   Certain Relationships and Related Transactions............................  41
PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  41

                                     PART I

ITEM 1. BUSINESS

     The Company is a leader in the design and manufacture of highly reliable pyrotechnic devices used by the automotive industry as initiators in airbag systems, and the aerospace industry, primarily in tactical missile systems, propellant and explosive actuated devices and military aircraft crew ejection systems. The Company operates through two separate divisions, Automotive Products and Aerospace.

     The Company was incorporated in California in 1976 as the successor to a business begun in 1960 and was reincorporated in Delaware in May 1991. The principal executives offices of the Company are located at 16830 West Placerita Canyon Road, Newhall, California 91321, and its telephone number is (805) 259-0753.

AUTOMOTIVE PRODUCTS DIVISION

  GENERAL

     The Company's Automotive Products Division was created as a separate division in fiscal 1989 to concentrate on the Company's strategic decision to apply its expertise in pyrotechnic products beyond the defense-related markets traditionally serviced by its Aerospace Division. The Automotive Products Division's principal products are initiators, the pyrotechnic output of which is used to ignite the inflation system in automotive airbag systems.

     The Automotive Products Division contributed 71%, 77% and 80% of the Company's net sales during the fiscal years ended October 31, 1995, 1996 and 1997. The magnitude of this percentage is due primarily to Master Purchase Agreements with TRW, Inc. (the "TRW Agreement"), and with Autoliv ASP Incorporated (formerly Morton International) (the "Autoliv Agreement"). See
"-- Marketing" below. The Company's initiators are sold to four domestic manufacturers of airbag systems or inflators (TRW, Autoliv, Atlantic Research Corporation ("ARC") and Breed Technologies), and are also sold on a more limited basis to two foreign manufacturers, and are incorporated into driver and passenger-side airbag systems used in a wide variety of automobile models manufactured by substantially all of the automobile manufacturers that sell automobiles, light trucks and vans in the United States, including the three major domestic manufacturers (Chrysler, Ford and GM), as well as BMW, Fiat, Kia, Mazda, Mitsubishi, Nissan, Toyota and Volkswagen. In addition, one foreign buyer of the Company's initiators uses them for application in seat belt pre-tensioners.

     See Item 6 -- Selected Financial Data and Footnote 12 of Notes to Consolidated Financial Statements for certain financial information about the Automotive Products Division.

  INDUSTRY OVERVIEW

     One of the major reasons for the establishment of the Automotive Products Division was the adoption by the National Highway Traffic Safety Administration of regulations that initially required all passenger automobiles manufactured on or after September l, 1989 for sale in the United States to have automatic frontal crash protection systems for the driver and front passenger. Similar requirements for light trucks and vans began being phased in on September l, 1994 and became fully effective on September 1, 1997. Airbags and automatic seat belts were the two initial means of compliance with the regulations.

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

     In response to recent concerns over deaths caused by airbag deployment, research is currently under way for a "smart" airbag system which eventually may have the ability to sense the weight and position of passengers in automobiles. Current research is directed toward deploying an airbag at different forces based upon the severity of the crash. The next generation of smart airbags is being designed to sense the weight and in some cases, the position of the passenger. Most current smart airbags have "dual chambers" each of which requires an initiator. In addition, certain automobile manufacturers are currently producing a limited number of vehicles with an optional switch which allows the automobile operator to disengage the passenger-side airbag.

     Although not mandated by law, pyrotechnically based safety systems are also employed in automobiles produced and sold in Europe and Asia. These systems include airbag systems similar to those in use in the United States and seat belt retractors that employ initiators similar to the initiators produced by the Company. In the United States, a limited number of automobile manufacturers have begun using side airbag systems and seat belt retractors as an additional means of protecting automobile occupants. Research is also currently in process for rear seat airbag systems.

     Automotive airbag systems consist of six basic components: sensors, a diagnostic and firing module, an initiator, a combustion chamber, gas generant and a specially treated fabric bag. Once the sensors detect an impact of the vehicle of sufficient severity, the diagnostic and firing module transmits an electrical charge to the initiator. The initiator then fires, igniting the gas generant in the combustion chamber which burns very rapidly producing a gas which inflates the bag. The entire process takes approximately 40 milliseconds. The diagnostic module also tests the initiator each time the automobile is started.

     Autoliv, TRW, Bendix Atlantic Inflator Company ("BAICO"), Takata and Breed Technologies are the current domestic manufacturers and suppliers of automotive airbag systems or sub-systems, each of whom incorporates the Company's initiators in certain of its airbag systems or sub-systems. Other companies have indicated that they may enter the domestic automotive airbag market and reportedly are working on the development of airbag systems. None of the current manufacturers produces all of the components of an airbag system. Most components of the system are purchased from suppliers such as the Company, and the manufacturers concentrate on the design, assembly, testing and qualification of the airbag systems.

     The major non-U.S. manufacturers of airbag systems are Temic (Germany), Autoliv (Sweden), Daicel Chemical Industries (Japan) and Takata (Japan). The Company is one of the two major suppliers of airbag initiators in the United States. In addition, there are two major suppliers of airbag initiators in Europe and one major supplier of initiators in Japan. See "-- Competition."

  PRODUCTS

     The Automotive Products Division currently produces over 50 different airbag initiators for the four domestic manufacturers of airbag systems and has a variety of other initiator products that are currently at various stages of the qualification process. An initiator is a device that receives a low-energy electrical signal from an electronic firing module and converts that signal to a high-energy output by a thermal reaction of tightly compacted pyrotechnic materials. Electrical systems and performance requirements differ among automobile models and airbag systems. In addition, airbag systems differ between passenger and driver-side applications. Therefore, the electrical and physical characteristics of the different initiators are customized for the airbag system in which they are used. Each of these versions is similar in design and utilizes many of the same basic components and production techniques. However, each initiator and airbag system must complete the design and process validation requirements before it can be installed in automobiles. During 1997, the Company developed and is currently testing a new, low cost initiator (the "AGI"), which, like its other initiators is glass-sealed. The Company plans to have the AGI available in production quantities by the late Fall of 1998. The AGI will be priced to compete favorably with lower cost "plastic sealed" initiators which currently dominate the European initiator market, and is currently targeted to sell below current prices for glass-sealed initiators which dominate the U.S. market. See "Manufacturing" below.

     The Company has focused its efforts on developing pyrotechnic initiators that are glass-sealed, and electrically triggered, due to the Company's belief that airbag system initiators that incorporate these technologies are both reliable and cost-effective.

     All of the Company's automotive initiators use high-temperature pyrotechnic material that is formulated not to ignite below 800 degrees Fahrenheit. This characteristic reduces the chance of accidental ignition from stray electrical signals such as static electricity or radio waves. Each of the Company's initiators is protected from such radio waves by means of an RF filter. In addition, each initiator is hermetically sealed using glass-metal seal technology and stainless steel welded construction, which protects the initiator from environmental forces, such as weather and dirt, and ensures that the life of the initiator exceeds the life of the airbag system.

  MANUFACTURING

     Production of the Company's initiators is accomplished using primarily automatic and semiautomatic production equipment located at the Company's Newhall, California and Mesa, Arizona facilities. As of October 31, 1997, these two facilities were producing at a combined annualized rate of approximately 36 million initiators per year, working approximately 3 shifts per day, 7 days a week. As of such date, the Company had four production lines in its Newhall facility and four production lines in its Mesa facility. At the close of fiscal 1996, the Company had only two production lines at the Newhall facility. The Company added the two additional lines in 1997 in its Newhall facility in response to increased demand for its automotive initiators. The Company has ordered 2 additional production lines for its Newhall facility, and one additional production line for its Mesa Facility. The 2 additional Newhall lines are expected to be operational by February 1998 and the one additional Mesa line is expected to be operational by the Fall of 1998. In addition, the Company has ordered 2 additional lines for delivery to its new Moorpark facility; these lines are expected to be delivered to the new facility late in 1998, and are expected to be operational in early 1999. At that time, the Company will have a total of 13 production lines with expected total annual production capacity in excess of 60 million initiators.

     In addition to the above mentioned production lines, the Company has ordered 3 production lines which would be dedicated to the manufacture of the new AGI initiator. See Section 1 -- "Products." One AGI production line will be added to each of the Newhall and Mesa facilities, and one AGI line will be delivered to the facility for the new, proposed joint venture with Davey Bickford Smith ("DBS"). See Section 1 -- "Marketing." The Company expects to have annual production capacity of over 70 million initiators after the two AGI lines are operational. In addition, the joint venture with Davey Bickford is expected to begin operations with annual capacity of approximately 5 million initiators. The existing non-AGI production lines can be converted to AGI production lines; the Company plans to convert the existing production lines to AGI production lines based upon market demand for the AGI initiator. While the Company has ordered what it believes to be high-quality equipment for its production needs, no assurance can be given that the equipment will perform as designed and produce the number of units stated above until the new equipment has been operated at full rate for an extended period of time.

     The Company is presently operating at close to full capacity by employing three shifts daily, seven days a week. The Company expects to be able to meet anticipated production requirements upon completion of the additional production lines noted above. The Company's Newhall facility currently consists of several buildings that are configured in a manner that is no longer conducive to achieving optimal manufacturing efficiencies. In addition, under a conditional use permit, the Company may not expand on its current Newhall location. The Company, therefore, believes that the construction of a new consolidated manufacturing facility offers the potential of improved operating efficiencies and space for potential growth. As a result, in October 1996, the Company purchased approximately 280 acres of land in the city of Moorpark, located in Ventura County, north of Los Angeles, on which the Company is building new facilities. Development of the land infrastructure began in January 1997, and building construction began in November 1997. Construction is expected to be completed by the Fall of 1998, and the Company plans to move its entire California-based operations, including Automotive Products, Aerospace and its administrative offices to these new facilities shortly after completion of construction. Some operations of the Company may remain at the present Newhall facility, contingent upon customer demand for certain products produced by the Company.

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

     Each type of initiator must qualify for use by passing numerous tests established by the automobile and airbag system manufacturers relating to its design and its ability to work in the airbag unit in which it is installed. The initial test phase is design validation ("DV"), which incorporates a number of tests intended to demonstrate that the design of the initiator is capable of performing the required function within the stated specifications. The second test phase is process validation ("PV"), which is intended to demonstrate that the manufacturer has the management, personnel, equipment and facilities to produce the initiator to its design specifications. The DV and PV qualification phases must be repeated for each new initiator design. The PV qualification phase must also be repeated for each facility at which initiators are produced. The initial qualification procedures for new products or vendors are very costly and timeconsuming. The PV qualification phase, for example, requires a supplier to have in place its management, personnel, equipment and facilities prior to the time they would otherwise be required for production. The Company believes that the PV qualification for its new Moorpark facility will be accomplished in a timely manner and will not create an economic hardship for the Company since the current, approved Newhall production equipment and existing, approved manufacturing processes will be moved to the new Moorpark facility.

     The Company has completed the DV and PV qualification phases for initiators used in TRW airbags for certain models manufactured by several different automobile manufacturers, for an Atlantic Research Corporation ("ARC") hybrid inflator for certain Chrysler and General Motors applications, for several initiators used in Autoliv airbags for several automobile manufacturer models and for an initiator used in Breed Technologies' airbag systems used in certain Ford, Opel and Fiat models. The Company is continually working on variations of initiators, including the AGI, in response to customer needs. In addition, the Company from time to time is in the DV and PV process for new airbag system platforms for its customers.

     In 1997, the Company leased a facility in Moorpark, California and purchased equipment to begin manufacturing glass-sealed initiator bodies (header sub assemblies) internally. All of these initiator bodies have historically been purchased from outside sources, primarily from one manufacturer, and the Company expects to continue to purchase a majority of its requirements for these initiator bodies from outside sources in the future. The Company plans to be in production for these items by the Summer of 1998.

     The Company purchases the components for its products from various subcontractors. The Company does not believe that it is dependent upon any one source for its supplies because alternative sources of supply are generally available. The Company has a long-term supply contract with a company for header sub-assemblies used by the Automotive Products Division for incorporation into initiators. This supply contract was amended in 1997 to extend through December 31, 2000. The amended agreement reduced significantly the Company's price for the headers purchased effective September 1997 and provides that such prices will be further reduced at the beginning of the 1999 and 2000 calendar years. In return for the extension and price reductions, the Company is required to purchase a substantial majority of its requirements for sub-assemblies from the supplier. The Company is not obligated to make such minimum purchases in the event certain competitive pricing, quality or delivery issues arise. The Company believes that alternative sources of the component are available in the event of any disruption in delivery by the supplier. In addition, the Company plans to have internal production capacity for header sub-assembies, as discussed above, by the Summer of 1998.

  MARKETING

     The Company's marketing efforts are coordinated by the President of its Automotive Products Division. Different engineers and other personnel are assigned responsibility for the design, development and manufacture of the various initiator models. The Automotive Products Division's management, engineers and personnel maintain close contact with each of the manufacturers of airbag systems that incorporate the Company's initiators and monitor developments in the automotive industry (particularly the status of products such as side and rear seat airbag systems and seat belt pretensioners) and the domestic and international airbag system markets in order to exploit marketing opportunities as they become available.

     In July 1997 the Company signed a Letter of Intent with Davey Bickford SNC, a French corporation, ("DBS") to produce airbag initiators in France for European distribution. The initiator to be sold by this proposed joint venture is the new low cost glass sealed initiator, the AGI, currently being developed by the Company. The Company will be a 40% owner of the proposed joint venture. A facility has been identified in Cugny, France and a production line has been ordered for the joint venture. Operations are scheduled to begin in the Fall of 1998 with expected initial production capacity of approximately 5 million initiators annually. The Company expects to sign a definitive agreement for the joint venture by the Spring of 1998.

     The TRW Agreement which expires at the end of automotive model year 2000 obligates TRW to purchase a majority of its initiator requirements from the Company at prices per unit that vary based on the type of initiator purchased and the model year and requires that the Company have certain specified minimum production capacities during the term. The prices for each model year have been negotiated as part of the TRW Agreement. Prices may be increased through negotiation if TRW requests a design change. The ultimate effect on the average unit selling price will be determined by the mix of products ordered. The mix of products ordered in August 1995 for 1996 model year production resulted in a price reduction of over 12%; the effect of the mix of products ordered in August 1996 for 1997 model year production had an insignificant effect on prices to be paid by TRW as compared to prices paid for model year 1996 purchases. The effect of this mix of products ordered in August 1997 for 1998 model year production also resulted in an insignificant reduction in prices compared to the prior year for initiators sold to TRW. The TRW Agreement does not require TRW to purchase a minimum number of units nor is TRW obligated to purchase the specified percentage of its requirements unless the Company's prices are competitive with those offered by other suppliers and the Company's technology and quality are equivalent or better than that of other suppliers. In general, the TRW Agreement may be terminated by TRW if the Company (i) breaches its obligations under the TRW Agreement, (ii) becomes insolvent, bankrupt or dissolves or (iii) fails to provide TRW with reasonable assurances of the Company's ability to perform under the TRW Agreement. In addition, TRW may terminate a particular purchase order or any part of it by written notice to the Company, in which case TRW is obligated to pay the Company for all goods that (i) are ready for shipment prior to the Company's receipt of the notice of termination, (ii) conform to all requirements of the purchase order and (iii) are free and clear of all encumbrances. The Company determines manufacturing schedules and ships products to TRW based upon delivery orders, specifying the desired quantities and delivery dates which are released several weeks in advance of delivery.

     In November 1995, the Company entered into a three-year Supplier Agreement with Autoliv whereby Autoliv is required to purchase a substantial portion of its airbag system initiators from the Company. The Company successfully completed qualification requirements, and Autoliv began ordering a substantial volume of initiators under this agreement in August 1996 for 1997 model year production. The Autoliv agreement contains pricing for the 1997 model year. Prices may be increased through negotiation if Autoliv requests a design change. The Company is obligated to maintain pricing, terms, delivery, service and quality consistent with industry standards. The agreement with Autoliv may be terminated by Autoliv if, among other things, the Company commits a material breach of its obligations or the Company is declared bankrupt or makes an assignment for the benefit of creditors.

     In addition, the Company has an agreement with ARC similar to the TRW Agreement pursuant to which ARC agreed to purchase a majority of its initiator requirements from the Company through June 1997. In May 1997 the Company and ARC agreed to a three year renewal of this agreement under which the Company will continue to supply a majority of ARC's initiator requirements through 2000.

     The Company has been shipping initiators to Autoliv since June 1990 and began shipments to TRW in November 1991. TRW accounted for approximately 59.9%, 59.7%, and 49.1% of the Company's net sales during fiscal years 1995, 1996, and 1997 respectively. Autoliv accounted for 1.9%, 6.1%, and 20.6% of the Company's net sales during 1995, 1996, and 1997.

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

  COMPETITION

     Currently there are two large volume manufacturers of airbag initiators in the United States, OEA, Inc. and the Company. The Company believes it holds the largest share of the domestic airbag initiator market; OEA, the next largest producer of domestic airbag initiators may have greater financial resources than the Company. Imperial Chemical Industries, Inc. ("ICI") also produces airbag initiators, however, they hold only a small share of the domestic initiator market. Other companies may choose to enter the automotive initiator market in the future. However, there are substantial monetary and time costs associated with DV and PV qualifications as well as development and start-up.

     Currently, Davey Bickford Smith ("DBS") and Nouvelle Cartoucherie de Survilliers are the major suppliers of airbag initiators in Europe. In November 1990 the Company entered into a technology license agreement with DBS whereby DBS may sell initiators using the Company's technology to any manufacturer of airbags except TRW. Until 1999, DBS must pay royalties to the Company for airbag initiators sold using the Company's technology. After January l, 1999, DBS may continue to use the licensed technology royalty-free. The agreement also places limits upon the Company's ability to license its technology to other companies or persons. To date, DBS has not sold any initiators incorporating the Company's technology and therefore has not paid royalties to the Company pursuant to this license. Because DBS failed to satisfy certain minimum requirements relating to the delivery of initiators, the Company is entitled to license the technology licensed to DBS to other third parties. However, DBS is entitled to continue using the licensed technology perpetually.

     In July 1997 the Company signed a Letter of Intent with DBS to produce airbag initiators in France for European distribution. The initiator to be sold by this proposed joint venture is the new low cost glass sealed initiator, the AGI, which is currently being developed by the Company. The Company and DBS believe the AGI will compete favorably with the plastic initiators which are currently the dominant initiator used in automobiles sold in Europe. The Company believes the AGI is not included in the 1990 technology license agreement with DBS, and DBS and the Company have verbally agreed that the 1990 agreement will be terminated upon signing the Definitive Agreement for the proposed joint venture. The 1990 technology license agreement permits DBS to incorporate the Company's present glass seal technology in initiators produced by DBS and sell such initiators to any person or entity other than to TRW in the United States. Consequently, if a Definitive Agreement is not reached with DBS for the proposed joint venture, the Company may in the future face direct competition in Europe, the United States or elsewhere from initiators sold by DBS incorporating the Company's present glass seal technology with no obligation on the part of DBS to pay royalties after January l, 1999. In the event that DBS elects to incorporate the Company's present glass seal technology into DBS initiators on a larger scale than DBS has to date, the Company's ability to market and sell its initiators in the European market could be adversely affected.

AEROSPACE DIVISION

  GENERAL

     The Company's Aerospace Division has been designing and manufacturing products for the aerospace industry for over 30 years. Its customers are primarily the United States government and its prime contractors. The Aerospace Division contributed 29%, 23% and 20% of the Company's net sales during the fiscal years ended October 31, 1995, 1996 and 1997, respectively. The decline in percentage from 1995 to 1996 was the result of a) higher sales levels achieved by the Automotive Products Division, and b) high sales levels of products used in the TOW missile program in 1995 which did not repeat in 1996. The decline in percentage from 1996 to 1997 was due to sales by the Automotive Products Division increasing at a higher rate than sales by the Aerospace Division.

     See Item 6 -- Selected Financial Data and Footnote 12 of Notes to Consolidated Financial Statements for certain financial information about the Aerospace Division.

  INDUSTRY OVERVIEW

     The aerospace market is comprised of a large number of companies that manufacture a wide variety of products and provide a diverse group of services. The Aerospace Division has focused its efforts primarily on the design and manufacture of highly reliable ordnance and pyrotechnic products incorporated in tactical missiles and crew safety systems. The number of new and emerging programs, as well as the number of customers for the Company's products, have been shrinking due to consolidations within the aerospace industry. Similarly, the number of the Company's competitors has also decreased through both attrition and acquisitions by the remaining companies. The current trend of the Company's customers is to reduce their supplier base to a few proven, reliable sources. During the past several years, such determinations have been made based on historical performance, audits and an analysis of the future viability of the supplier.

     The Company believes that the pyrotechnic technology used by the Company performs functions that are not likely to be replaced in the foreseeable future. The Company bases its belief on two factors. First, as the amount of funding for new programs has been reduced, the amount of funding available for research and development relating to new technologies has also been reduced, decreasing the likelihood that alternative technologies will be discovered. Second, the other existing technologies for the products manufactured by the Company -- including solid state electronics, fiber optics and laser energy sources -- have generally proven to be unreliable under severe environmental conditions and are more expensive than the conventional pyrotechnics employed by the Company. The expertise required to design and manufacture products incorporating pyrotechnic technology requires significant experience. Consequently, the Company does not anticipate that the number of competitors who produce products incorporating pyrotechnic technology will increase in any significant respect for the foreseeable future.

  PRODUCTS

     The Aerospace Division designs and manufactures highly reliable pyrotechnic devices used primarily in tactical missile systems, spacecraft launch vehicles and military aircraft crew ejection systems. In September 1994, the Company acquired Scot, Inc., a manufacturer of propellant, explosive and life support devices for government and commercial purposes. Prior to the acquisition of Scot, the Aerospace Division's primary products were state-of-the-art initiators and mechanical devices that incorporate these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and arm-fire devices used in tactical missile systems. With the acquisition of the assets of Scot, the Aerospace Division's product line expanded to include cutters and gas generators used in military aircraft escape systems employed by the F-15, F-16, F-18, AV-8B, T-38, T-45, T-48 and B-lB aircraft, automatic parachute releases, time delays, separation nuts, thrusters, valves, actuators and retractors used to lock landing gear, jettison the manipulator arm on the Space Shuttle, and deploy the drogue chute for the Space Shuttle upon landing. In addition, during the fiscal year ended

October 1997 Scot began selling a portable oxygen flow/communications tester used by Air Force pilots and also began the re-design of a proprietary ejector. Production of the ejector is expected to begin in fiscal 1998.

     Aerospace Division initiators are used to ignite larger pyrotechnic charges, such as rocket propellant, or to activate mechanical devices. Missiles, other weapon systems and aircraft incorporate initiators for several purposes, such as igniting the fuel which propels the missile, releasing directional fins, triggering automatic parachutes, ejecting crew members from military aircraft and opening or closing valves. An arm-fire device is an electro-mechanical device that prevents a rocket motor from being fired accidentally. This device prevents the initiator from receiving the electric current or other signal necessary to ignite the pyrotechnic material unless the system has been intentionally armed. An arm-fire device also prevents the ignition of the rocket motor if the initiator is accidentally fired by confining the high energy output of the initiator. When intentionally armed, the initiator included in the arm-fire device reliably ignites the rocket motor. Ejectors are used on aircraft to allow for sequential release of missiles and bombs, and they employ cartridges and initiators to trigger the release.

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

     Major programs for the Aerospace Division in fiscal year 1997 included the following: Crew Safety Systems, BRU-44, AMRAAM, Atlas, Delta, Hellfire Missile, Sensor Fuse Weapon (SFW), and Tomahawk Missile.

     Crew Safety Systems. The Company, through Scot, manufactures and sells a variety of different devices used in crew safety systems and parachute releases for various aircraft including, among others, the F-15, F-16, F-18, AV-8B, T-38, T-45, T-48 and B-1. The Company is the sole source supplier of many of these devices. Aggregate sales of these products were $4,603,000, $7,266,000 and $5,042,000 during fiscal years 1995, 1996 and 1997.

     BRU-44. The Company, through Scot, is the sole supplier of, and owns the rights to, the BRU-44 ejector which is in use on the B-2 rotary launcher. The Company completed substantially all the redesign of the ejector during the 1997 fiscal year, generating sales of $2,708,000. The redesigned ejector can now be used for conventional, non-nuclear weapons, and production is expected to commence during the Company's 1998 fiscal year.

     AMRAAM. The Company is the sole supplier of a Company-patented arm-fire device for the AMRAAM air-to-air missile. This program contributed sales of $1,752,000, $1,238,000 and $1,439,000 during 1995, 1996 and 1997.

     Atlas. The Company provides two versions of a safe and arm device and thru Scot, supplies thrusters and separation devices for the boosters. The Atlas missile uses between two and ten safe and arm devices per missile, depending on the Atlas configuration and each launch requires four fore and eight aft thrusters and 32 separation nuts. The program contributed sales of $2,001,000, $840,000, and $2,174,000 during 1995, 1996, and 1997.

     Delta. The Company provides a safe and arm device for various functions in the Delta II and III launch vehicle. This program contributed sales of $378,000, $471,000 and $1,067,000 during 1995, 1996 and 1997.

     Hellfire. The Company provides the rocket motor arm-fire device for each Hellfire missile. Production of U.S. scheduled requirements ended in fiscal year 1997, however, unscheduled U.S. Government and foreign military sales (FMS) are expected to extend production several years. This program contributed $2,119,000, $1,305,000 and $1,678,000 during 1995, 1996 and 1997.

     Sensor Fuse Weapon (SFW). The Company manufactures four individual pyrotechnic devices for the SFW which are sold to three separate customers. Full rate production (FRP) began in fiscal year 1996 with deliveries in fiscal year 1997 and should continue beyond 2001. This program contributed sales of $1,269,000, $1,376,000 and $3,037,000 in 1995, 1996 and 1997.

     Tomahawk. The Company is the sole supplier of 13 initiators (as well as various devices incorporating certain of those initiators, such as an arm-fire device, a three-way pyrotechnic valve, a cable cutter, a vertical launch separation nut and a pressure switch) for the Tomahawk cruise missile, which can be launched from land, air or sea (including submarines) and flies along a preprogrammed flight path to its target. This program contributed $1,784,000, $1,167,000 and $1,265,000 to net sales during 1995, 1996 and 1997.

     No program of the Aerospace Division accounted for more than 10% of the Company's net sales during any of the three fiscal years ended October 31, 1997.

  MANUFACTURING

     Manufacture of the division's products is accomplished by means of a variety of semiautomatic and automatic production equipment and manual work stations. The Company's manufacturing facilities for its Aerospace Division are located in Newhall, California and Downers Grove, Illinois. Upon completion of a new facility currently under construction in Moorpark, California -- see "Automotive Products Division -- Manufacturing" above, the Newhall-based Aerospace operations, including administration, will relocate to the new facility. Some labor intensive operations may remain in the present Newhall facility contingent upon demand for certain products produced by this division.

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

     The Company manufactures the pyrotechnic charge from raw generic chemicals. The principal pyrotechnic constituents used by the Company are zirconium, titanium hydride, boron and potassium perchlorate. Handling and processing pyrotechnic materials require extensive experience and expertise as well as the proper equipment and facilities. The Company has been handling and processing these fuels and oxidizers for over 30 years.

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

  MARKETING

     The Company's marketing efforts for its Aerospace Division are focused on identifying emerging new programs that have long-term production potential and the customers who are likely to receive contracts for such programs. The end user of the Aerospace Division's products is generally the United States Government. In most cases, the Company is a subcontractor to the non-governmental prime contractor or other subcontractor of the project. The Company responds to customer inquiries with firm quotations and extensive cost, technical and management proposals. In some cases, the Company will provide prototype hardware for the customer's evaluation prior to source selection. The Aerospace Division has a full-time Director of Marketing and his duties include identifying and pursuing new program opportunities, customers, potential teaming arrangements and new business development strategies. In addition, he prepares long-range forecasts and develops promotional literature to be provided to customers and potential customers. Scot also employs two full-time employees whose primary responsibilities are to market Scot's products.

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

     The Aerospace Division did not have any customers that accounted for 10% or more of the Company's total revenues in fiscal years 1995, 1996 or 1997.

  BACKLOG

     Aerospace Division backlog was $38,007,000 at October 31, 1997 (of which $23,344,000 was attributable to Scot) as compared to $19,787,000 at October 31, 1996 (of which $7,589,000 was attributable to Scot). Aerospace Division backlog includes the remaining contract amount for units yet to be shipped (excluding renewals or extensions which are at the discretion of the customer) for signed contracts or contract award notifications with firm delivery dates and prices. Backlog is calculated without regard to possible adjustments for scope change or potential cancellations until such changes or cancellations occur. Of the total Aerospace Division backlog at October 31, 1997, the Company expects that approximately $10,700,000 will not be delivered until after fiscal year 1998.

     For a further discussion of Aerospace Division backlog, see Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  COMPETITION

     During the bid process for the initial contract for a program, the Aerospace Division competes with several firms, some with greater financial resources than the Company. Once the initial contract is awarded, contracts for additional products of the Company are generally entered into on a negotiated price basis and are not competitively bid.

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

RISK MANAGEMENT AND INSURANCE

     The drying, sifting, mixing and processing of pyrotechnic materials involves certain risks and potential liabilities. The Company's safety and health programs provide specialized training to employees working with pyrotechnic materials. Pyrotechnic chemicals are generally delivered to the Company and are stored by the Company in a non-volatile form. The pyrotechnic materials are then dried, sifted and blended at a remote location. Work stations are designed to shield employees from any accidental explosion. Furthermore, the Company's machines are designed so that an accidental explosion will be contained in a protective enclosure to minimize damage.

     The Company maintains a liability insurance program covering a number of risks. The Company's insurance program includes comprehensive general liability and products liability coverage in the amount of $30 million for the Aerospace Division, including Scot, and $30 million for the Automotive Products Division. The Company also has casualty and fire insurance with various coverage limits for damage to personal property and buildings, business interruption, earthquakes, boilers and machinery and automobile liability. Pollution liability is excluded from the Company's comprehensive general liability insurance policy.

     The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of products sold by it, notably initiators for airbag systems. Although the Company is not aware of any claims for injury resulting from its airbag initiators, they have only been in general use for approximately eight years. The Company maintains product liability insurance coverage as described above. However, there can be no assurance that claims will not arise in the future, that the proceeds of such policy will be sufficient to pay future claims or that the Company will be able to maintain the same level of insurance.

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

     The Company uses various hazardous and toxic substances in its manufacturing processes, including organic solvents, photochemical and pyrotechnic material. The Company's operations are subject to numerous Federal, state and local laws, regulations and permit requirements relating to the handling, storage and disposal of those substances. In general, organic solvents and photochemicals are recycled by a licensed disposal company and reused by the Company. The pyrotechnic charge contained in products which are rejected in the quality-control process is eliminated by discharge pursuant to government regulations. The Company believes it is in substantial compliance with these laws and regulations and has obtained all necessary permits. While compliance with these laws and regulations has the effect of increasing the Company's costs of operations, these costs must also be incurred by the Company's competitors and therefore do not materially adversely affect the Company's competitive position.

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

EMPLOYEES

     At October 31, 1997, the Company had approximately 575 full-time employees in Newhall, California, approximately 635 full-time employees in Mesa, Arizona, approximately 70 full-time employees in Downers Grove, Illinois and one fulltime employee in Ogden, Utah. None of the Company's employees is represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located on approximately 140 acres of land in Newhall, California. This space is leased from a partnership (consisting of certain stockholders of the Company) under a Master Lease Agreement that expired on April 30, 1996. The Company is continuing on these facilities on a month-to-month rental basis. The Company is operating under a non-conforming use permit, issued by the Los Angeles County Regional Planning Commission, which expires December 31, 2001. The Company's Newhall facility consists of approximately 35 buildings, modular units and other structures aggregating approximately 70,000 square feet. The Company currently intends to relocate its Newhall, California facility and corporate offices to a larger and more site-efficient location. In October 1996, the Company purchased approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, on which the Company is currently building new facilities. Development of the land infrastructure began in January 1997, and building construction began in November 1997. Construction is expected to be completed by the Fall of 1998, and the Company plans to move its entire California-based operations, including Automotive Products, Aerospace and its administrative offices to these new facilities shortly after completion of construction. Some operations of the Company may remain at the present Newhall facility contingent upon customer demand for certain products produced by the Company.

     The Company has an additional facility in Mesa, Arizona on approximately 21 acres of land used for its Automotive Products Division. The Mesa facility is owned by the Company and consists of several buildings aggregating approximately 60,000 square feet, including a second blending facility and an approximately 12,000-square-foot warehouse. The Company currently has four lines of production equipment in operation at the Mesa facility. See Item
1 -- Business -- Automotive Products Division -- Manufacturing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded in The Nasdaq National Market under the symbol "SDII." The following table sets forth the high and low closing prices of the Company's Common Stock on Nasdaq National Market for the two fiscal years ended October 31, 1997.

                                                                         HIGH     LOW
                                                                         ----     ---
        1996
          November 1 through January 28................................  $18      $13
          January 29 through April 28..................................   21  3/4  14 1/2
          April 29 through July 28.....................................   24       14 1/8
          July 29 through October 31...................................   18  1/4  12 1/2
        1997
          November 1 through February 2................................  $21  3/4 $12 1/8
          February 3 through May 4.....................................   20  3/4  15 1/4
          May 5 through August 3.......................................   19  1/2  14 5/16
          August 4 through October 31..................................   29  7/8  18

     At January 20, 1998, there were approximately 144 holders of record of the Company's Common Stock and approximately 3,200 beneficial owners. On January 20, 1998, the closing price of the Company's Common Stock on The Nasdaq National Market was $27 1/8.

     No dividend was declared by the Company during the two fiscal years ended October 31, 1997. The Company does not currently anticipate declaring or paying any cash dividends in the foreseeable future. The policy of the Company is to retain earnings to provide funds for use in the operation and expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company as of and for each of the five fiscal years ended October 31, 1997. The financial data for the five years ended October 31, 1997 is derived from the Consolidated Financial Statements of the Company, which consolidated statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of October 31, 1997 and 1996, and for each of the years in the three-year period ended October 31, 1997, and the report of KPMG Peat Marwick LLP thereon, are included elsewhere herein. The data set forth below should be read in conjunction with the Financial Statements and related Notes thereto appearing elsewhere herein and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                              YEAR ENDED OCTOBER 31,
                                                --------------------------------------------------
                                                 1993     1994(1)     1995       1996       1997
                                                -------   -------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales:
  Automotive Products.........................  $24,339   $49,460   $ 71,253   $ 80,235   $111,930
  Aerospace...................................   13,112    15,049     29,339     24,247     28,572
                                                -------   -------   --------   --------   --------
          Total...............................   37,451    64,509    100,592    104,482    140,502
Cost of sales:
  Automotive Products.........................   22,367    43,388     63,241     68,113     92,758
  Aerospace...................................    9,814    11,037     19,730     16,215     19,795
                                                -------   -------   --------   --------   --------
          Total...............................   32,181    54,425     82,971     84,328    112,553
Gross profit:
  Automotive Products.........................    1,972     6,072      8,012     12,123     19,172
  Aerospace...................................    3,298     4,012      9,609      8,031      8,777
                                                -------   -------   --------   --------   --------
          Total...............................    5,270    10,084     17,621     20,154     27,949
Operating expenses:
  Automotive Products.........................    1,564     2,914      3,412      3,878      5,524
  Aerospace...................................    1,139     1,438      4,270      4,232      5,198
                                                -------   -------   --------   --------   --------
          Total...............................    2,703     4,352      7,682      8,110     10,722
Earnings from operations:
  Automotive Products.........................      408     3,158      4,600      8,245     13,648
  Aerospace...................................    2,159     2,574      5,339      3,799      3,579
                                                -------   -------   --------   --------   --------
          Total...............................    2,567     5,732      9,939     12,044     17,227
Other income (expense), net...................     (315)     (452)      (639)       129        111
Earnings before income taxes..................    2,252     5,280      9,300     12,173     17,338
Provision for income taxes....................      920     2,111      3,720      4,725      6,660
                                                -------   -------   --------   --------   --------
Net earnings..................................  $ 1,332   $ 3,169   $  5,580   $  7,448   $ 10,678
Net earnings per share........................  $   .23   $   .55   $    .82   $    .96   $   1.37
Weighted average common and common equivalent
  shares outstanding..........................    5,764     5,786      6,832      7,763      7,822

                                                                  AT OCTOBER 31,
                                                --------------------------------------------------
                                                 1993      1994       1995       1996       1997
                                                -------   -------   --------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
  Current assets..............................  $14,762   $25,154   $ 43,320   $ 45,326   $ 43,407
  Total assets................................   33,939    51,689     78,621     86,159     99,824
  Current liabilities.........................    6,221    10,613     10,150     10,369     13,271
  Long-term debt, less current portion........    3,608    12,568      4,027      3,320      2,057
  Stockholders' equity........................   23,222    26,659     62,054     69,701     81,357

---------------

(1) Effective July 31, 1994, the Company acquired all of the assets of Scot, Inc. Accordingly, the results of operations for the year ended October 31, 1994, and all subsequent years, include the results of Scot, Inc. from that effective date. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Aerospace Division.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company appearing elsewhere herein. Unless otherwise stated, all references to years means the Company's fiscal years ending October 31.

GENERAL

  AUTOMOTIVE PRODUCTS DIVISION

     The Automotive Products Division was formed in 1989 as a result of the Company's strategic decision to participate in the anticipated demand for airbag systems arising from new federal regulations. Demand for initiators produced by the division has grown steadily since 1992 as U.S. automobile manufacturers have installed airbags in automobiles for both the driver and front passenger. Even though installation of the front driver and passenger airbags is now mostly implemented in the United States, demand appears to be continuing to grow as U.S. automobile manufacturers are now installing airbags for side-impact protection and for seat belt pre-tensioners which also employ an initiator. In addition, European and Pacific Rim automobile manufacturers have over the last few years, accelerated the rate of airbag implementation for automobiles produced in these countries. The Company has invested in, and continues to invest in, facilities and production equipment to meet these increases in demand. Beginning in fiscal year 1992, gross profit margins and operating income amounts achieved by the Company have improved as a result of the Company's automation of the manufacturing process of initiators, and because of improvements in manufacturing techniques, reduction in the prices of certain purchased raw materials, and a larger base of business to absorb overhead costs.

     No assurance can be given that the foregoing trends during fiscal years 1993 through 1997 will continue. The Company's future results of operation, financial position and cash flows are dependent on a variety of factors that are inherently difficult to predict including, by way of example only: (1) the number of automobiles sold (particularly in North America); (2) continued acceptance of air bags as the principal secondary restraint system incorporated in automobiles; (3) the impact of pressure from the Company's customers and actions by the Company's competitors on the Company's abilities to sell its initiators at acceptable average sales prices; (4) voluntary incorporation of side and rear air bags by automobile manufacturers; and (5) the Company's ability to continue increasing the automation of its manufacturing processes in a timely and effective manner.

  AEROSPACE DIVISION

     Demand for the Company's products is driven primarily by the United States Government's purchases of missiles and other weapon systems and commercial launch vehicles for satellite communications that incorporate initiators, arm-fire devices and other pyrotechnic components, and by demand for replacement parts used in military crew safety systems. In most cases, the Company is a subcontractor to the non-governmental prime contractor or other subcontractor of the program. The Aerospace Division's contracts provide for a specific number of deliveries over a period of time. Revenue is recognized for these production contracts as completed units are shipped. Cost of sales for units shipped is computed based on the expected total unit cost of all units required to be produced under the contract through completion, which amount includes all estimated costs to complete the contract. Accordingly, the results of the Aerospace Division for any particular accounting period, or period-to-period comparisons, may be significantly affected by the timing of production deliveries and may not be indicative of future operating results. Unlike most of the Company's products, demand for certain of Scot's products is affected by the government's need to purchase directly from Scot replacement components whose service life has expired. The most significant factor affecting the gross profit margin for the Aerospace Division is the mix of products being delivered during a particular reporting period.

RESULTS OF OPERATIONS

     The following table is derived from the Company's statement of earnings data and sets forth, for the periods indicated, certain statement of earnings data as a percentage of net sales.

                                                              FISCAL YEAR ENDED OCTOBER
                                                                         31,
                                                              -------------------------
                                                              1995      1996      1997
                                                              -----     -----     -----
        Automotive Products Division
          Net sales.........................................  100.0%    100.0%    100.0%
          Cost of sales.....................................   88.8      84.9      82.9
                                                              -----     -----     -----
          Gross profit......................................   11.2      15.1      17.1
          Operating expenses................................    4.8       4.8       4.9
                                                              -----     -----     -----
          Earnings from operations..........................    6.4%     10.3%     12.2%
                                                              =====     =====     =====
        Aerospace Division
          Net sales.........................................  100.0%    100.0%    100.0%
          Cost of sales.....................................   67.3      66.9      69.3
                                                              -----     -----     -----
          Gross profit......................................   32.7      33.1      30.7
          Operating expenses................................   14.5      17.4      18.2
                                                              -----     -----     -----
          Earnings from operations..........................   18.2%     15.7%     12.5%
                                                              =====     =====     =====

  COMPARISON OF FISCAL YEARS 1995, 1996 AND 1997

     Net Sales

     Net sales for the Automotive Products Division increased by $8,982,000, or 12.6%, between 1995 and 1996 and increased by $31,695,000, or 39.5%, between 1996 and 1997. The increases were due primarily to significant increases throughout the three-year period in initiator shipments to TRW pursuant to the TRW Agreement and, in 1997, to increases in shipments to Autoliv. In December 1995, the Company signed a three-year supplier agreement with Autoliv whereby the Company is required to supply a substantial portion of Autoliv's initiator requirements. The Autoliv agreement became effective with model year 1997 production, approximately August 1996, and therefore did not have a substantial impact on 1996 fiscal year operations. Increases in initiator unit sales during the three-year period were partially offset by decreases in initiator prices pursuant to the TRW Agreement. During 1995, 1996, and 1997, sales to TRW accounted for 80.1%, 77.7%, and 61.6%, respectively, of the Automotive Products Division's sales and 59.9%, 59.7%, and 49.1%, respectively, of the combined sales of the Company. During 1995 and 1996, sales to Autoliv were not significant. In 1997, sales to Autoliv accounted for 25.9% of the Automotive Products Division's sales and 20.6% of the Company's combined sales. The Company expects TRW and Autoliv to be the Automotive Products Division's largest customers for the foreseeable future.

     Net sales for the Aerospace Division decreased $5,092,000, or 17.4%, between 1995 and 1996, and increased $4,325,000, or 17.8%, between 1996 and 1997. The decrease in sales between 1995 and 1996 was the result of the TOW missile programs having a substantial buy in 1995 which was not repeated in 1996, and sales of products for the Hellfire missile program declining in 1996 as this missile program neared completion of its production life cycle. The increase in sales between 1996 and 1997 was due to increased shipments of parts used for commercial satellite launch vehicles, and due to an engineering contract in 1997 to re-design a proprietary ejector.

     During 1993, revenues and new orders for the Aerospace Division were adversely affected by reduced levels of spending for defense programs in the United States. To date, no production program from which the Company has received any significant revenues during the past three fiscal years has been canceled. It is unclear whether the programs in which the Company is involved, or would propose to become involved, will be significantly affected by any future decrease in defense spending and if so, to what extent. Accordingly, the effect, if any, on the future results of operations of the Company from possible future decreases in defense spending cannot be determined at this time.

     Cost of Sales

     Cost of sales for the Automotive Products Division increased $4,872,000, or 7.7%, between 1995 and 1996, and increased by $24,645,000, or 36.2%, between 1996 and 1997. The increases throughout the three-year period were related primarily to the increased volume of initiators shipped. Automotive Products Division gross profit margins improved from 11.2% in 1995 to 15.1% in 1996, and improved to 17.1% in 1997. In 1995, 1996 and 1997, the Company achieved greater recovery of overhead costs from the increases in levels of production, and in 1997, achieved an increase in production machine utilization. In addition, in 1996 and 1997, the Company achieved a reduction in the cost of certain raw materials used to manufacture initiators, all of which contributed to improved gross margins. These improvements were partially offset by decreases in the sales price of initiators during the above periods. Average unit selling prices are different to various customers depending upon complexity of design and the value of added components, and in any period the total average selling price is affected by the mix of quantity sold to each customer. In 1997 this was especially true as sales to Autoliv became a significantly larger percent of total sales than in prior years. Although the Company has experienced a reduction in total in average unit selling price, improvements in machine utilization and manpower efficiency, reductions in raw material costs, and greater absorption of overhead have more than offset selling price reductions. In addition, these improvements in manufacturing operations have allowed the Company to absorb higher depreciation expense as productive capacity has been expanded. See Item 1 -- Business -- Manufacturing, and Item 2 -- Business Properties.

     The Company amended, effective September 1, 1997, the Automotive Products Division's only long-term supply contract with the supplier of a key component for the Company's initiators. The contract relates to a primary component (a glasssealed body) used in the production of initiators and this amendment significantly reduced the unit prices paid by the Company effective September 1, 1997. The amendment also extends the term of the contract through the end of calendar year 2000 and provides that such prices will be further reduced at the beginning of the 1999 and 2000 calendar year through the end of such term. See
Item 1 -- Business -- Automotive Products Division -- Manufacturing.

     Cost of sales for the Aerospace Division decreased $3,515,000, or 17.8%, between 1995 and 1996, and increased $3,580,000, or 22.1%, between 1996 and 1997. The decrease in 1996 was the result of a decrease in sales, and the increase in 1997 was the result of an increase in sales. Gross profit as a percent of the Aerospace Division's sales increased from 32.7% in 1995 to 33.1% in 1996, and decreased to 30.7% in 1997. Fluctuations in gross profit as a percent of sales occur primarily due to the mix of products sold during any period. Mature product lines, in general, earn a higher gross profit than newer, developing product lines due to the benefits of learning and the reduction of start-up type costs. In addition, replacement spares, in general, earn a higher gross profit than other products.

     Operating Expenses

     Operating expenses, in total, increased $428,000, or 5.6%, between 1995 and 1996, and increased $2,612,000, or 32.2%, between 1996 and 1997. A certain level of operating expenses is incurred by the

Company to support operations within ranges of sales levels, and accordingly, these expenses do not increase or decrease ratably as sales increase or decrease. The operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged those operating expenses directly incurred by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis which the Company believes fairly reflects the benefit received by each operating division. In fiscal years 1995 and 1996, the allocation was made approximately equally to each Division. In fiscal year 1997, the allocation of administrative expenses was made at 35% to the Aerospace Division and 65% to the Automotive Products Division . If the allocation had been made equally, the Aerospace Division operating expenses would have increased, and the Automotive Products Division operating expenses would have decreased by $581,000. Administrative operating expenses amounted to $2,550,000, $2,704,000, and $3,874,000 in fiscal years 1995, 1996 and 1997, respectively.

     The increase in operating expenses in 1996 compared to 1995 was due to increases in most expense categories required to support the increase in sales. The increase in operating expenses in 1997 compared to 1996 was due primarily to 2 categories, a) an increase in corporate administrative expenses, and b) an increase in discretionary bonuses paid by the Company, and secondarily to increases in expenses incurred by each division. The increase in corporate administrative expenses occurred primarily in salary and salary related expenses as more staff was required to support the large increase in sales, in outside professional costs, and in public relations costs.

     Operating expenses for the Automotive Products Division increased $466,000, or 13.7%, between 1995 and 1996, and increased $1,646,000, or 42.4%, between 1996 and 1997. As a percentage of the Automotive Products Division net sales, these expenses have remained relatively constant for the past three fiscal years.

     Operating expenses for the Aerospace Division decreased by $38,000, or .9%, between 1995 and 1996, and increased by $966,000, or 18.6%, between 1996 and 1997. As a percentage of sales, operating expenses for the Aerospace Division increased from 14.5% in 1995 to 17.4% in 1996, and increased to 18.2% in 1997. The increase in operating expenses as a percentage of sales in 1996 resulted from the reduction in sales in 1996 compared to 1995 without a corresponding reduction in operating expenses. The increase in operating expenses as a percentage of sales in 1997 resulted from increases in operating expenses, primarily at the Company's Scot division, at a faster rate than sales increased.

     Other Income and Expense

     Other income (expense), net, consists primarily of interest income and interest expense. In May 1995, the Company received approximately $29,400,000 (before offering-related expenses) from the sale of 1,770,000 shares of its Common Stock in an underwritten public offering. Approximately $14,000,000 of the proceeds was used to pay debt incurred under the Company's bank revolving line of credit and approximately $11,400,000 was invested in short-term, interest-bearing, marketable securities. In 1995, other income (expense), net, was $639,000 expense, which consisted primarily of interest expense of $964,000, offset partially by interest income of $297,000 earned on short-term investments and by $28,000 of other income. In 1996, other income (expense), net, was $129,000 income, which consisted primarily of interest income earned on short-term investments of $485,000, and other income of $9,000, offset partially by interest expense of $365,000. The increase in interest income in 1996, compared to 1995, was the result of interest earned for a full-year on short-term investments in 1996 compared to approximately five months on interest income in 1995. The decrease in interest expense in 1996 was the result of no outstanding short-term borrowings in 1996, and because of lower average outstanding balances on long-term debt in 1996 due to scheduled reductions of principal balances. In 1997, other income (expense) net, was $111,000 income, which consisted of interest income earned on short-term investments of $353,000, and other income of $16,000, offset partially by interest expense of $259,000. The decrease in interest income in 1997 compared to 1996 was the result of lower average amounts invested in 1997 as some cash resources were used to finance capital additions. The reduction in interest expense in 1997 was the result of scheduled monthly principal payments of long-term debt.

  SEASONALITY

     The airbag manufacturers' requirements for the Company's initiators are dependent on the requirements of automobile manufacturers. The Company believes that the airbag initiator market in the United States has become, and will for the foreseeable future remain, closely tied with the seasonal fluctuations of the automotive market. This trend may be offset partially as new applications for airbags and initiators, such as airbags for side-impact protection and seat belt pre-tensioners, are installed by automobile manufacturers. In addition, research is currently being conducted for "smart" airbags which will have the ability to sense the weight and position of an automobile occupant, and then deploy the airbag at corresponding different speeds.

     The Aerospace Division recognizes sales upon the shipment of units or completion of a task. While there is no identifiable seasonality to the aerospace business, there can be quarter-to-quarter changes in shipment volume that result from customer requirements or other factors beyond the Company's control. Historically, during the past several year, the trend has been that customer shipment requirements are greater in the second half of the Company's fiscal year.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock.

     During the fiscal year ended October 31, 1996, the Company maintained a credit agreement (the "Old Credit Agreement") with a bank under which the Company had in place a revolving credit facility and a $5,000,000, five-year term loan. In December 1996, the Company signed a new credit agreement (the "Credit Agreement") with a different bank. The outstanding balances under the Old Credit Agreement were paid at that time. The Credit Agreement expires May 1, 1998, and any borrowings under the Credit Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. Facility No. 1 may be used for commercial letters of credit not-to-exceed $500,000 and for standby letters of credit not-to-exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion.

     Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with these provisions as of October 31, 1997. As of October 31, 1997, $750,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1. As of October 31, 1997, the Company had outstanding approximately $5,500,000 of performance bonds secured by standby letters of credit, related to the development of new facilities.

     The Company's wholly owned subsidiary, Scot, Inc., has a term loan with a bank, which was renewed in August 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at October 31, 1997, was $530,500. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate. Any unpaid principal is due on August 1, 2001.

     In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane and delivered a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period. The unpaid balance of this note at October 31, 1997 was $1,713,000. In December 1994, the Company purchased a second airplane from United Beechcraft, Inc. for $669,419. The Company entered into a promissory note with Beech Acceptance, Inc. to finance the purchase over a 10-year period. The unpaid balance of this note at October 31, 1997 was $501,000. In May 1997, the Company entered into an agreement with its chairman whereby the chairman assumed responsibility for the note, and agreed to buy the second airplane at its then fair market value. The Company has guaranteed collectibility to Beechcraft Acceptance under the promissory note in the event the chairman defaults. The net book value ($523,000) and the promissory note ($530,000) were removed from the Company's books in May 1997 to reflect this sale and transfer of liability. No gain or loss was recognized by the Company as a result of this transaction. The remaining plane is being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases this airplane for use by third parties when not in use by the Company in order to defray a portion of the costs.

     During 1997, the Company generated cash flow from operations of $18,524,000. Capital expenditures for payments related to automated manufacturing equipment amounted to approximately $16,000,000 and for payments related to the purchase of 280 acres of land in the City of Moorpark and development of the land infra-structure (see below), amounted to approximately $6,000,000. Principal payments and assignment of long-term bank debt aggregated $2,365,000. These net cash outflows were funded by cash flow from operations and from cash on hand. At October 31, 1997, the Company had cash and marketable securities on hand of $9,165,000 and had additional borrowing capacity of $15,750,000 available under the New Agreement.

     At October 31, 1997, the Company had working capital of $30,137,000 as compared to working capital of $34,957,000 at October 31, 1996. The decrease of $4,820,000 is due primarily to a decrease in cash and marketable securities of $4,127,000, a decrease in inventories of $3,744,000, an increase in accounts payable of $2,277,000, and an increase in accrued expenses of $1,710,000, offset partially by an increase in accounts receivable of $5,530,000, an increase in prepaid expenses and deferred taxes of $423,000, and a decrease in current income taxes payable of $733,000. The decrease in cash and marketable securities occurred to finance capital equipment additions and the on-going construction of the new Moorpark facility. The reduction in inventories occurred as the Company was able to improve inventory turnover through increased manufacturing efficiencies in its Automotive Products Division. The increase in accounts payable and accrued expenses occurred due to timing of payment of these items. The increase in accounts receivable occurred as the result of increased sales in 1997.

     The Company anticipates that working capital requirements will increase in 1998 as compared to 1997 to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company, although future demand is inherently difficult to predict and affected by a variety of factors including the factors discussed in the second paragraph under "General -- Automotive Products Division." The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash on hand, cash flow from operations and borrowings under its existing Credit Agreement. The Company had commitments to acquire capital equipment at January 15, 1998 aggregating approximately $5,300,000 related primarily to additional production equipment and other support equipment required for the increased operations of the Automotive Products Division.

     In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, in October 1996, on which the Company is building new facilities. Development of the land infrastructure began in January 1997, and building construction began in November 1997. Construction is expected to be completed by the Fall of 1998, and the Company plans to move its entire California-based operations, including Automotive Products, Aerospace and its administrative offices to these new facilities shortly after completion of construction. Some operations of the Company may remain at the present Newhall facility contingent upon demand for certain products produced by the Company. Total net cost of the project is estimated at approximately $21,000,000 of which approximately $9,440,000 had been spent by October 31, 1997. The Company anticipates spending approximately $12,000,000 in fiscal 1998, and approximately $3,000,000 in fiscal 1999 to complete this project. The Company plans to sell two commercial lots being developed as part of the Moorpark project, the proceeds of which are expected to reduce the net project cost to approximately $21,000,000. The Company believes it will have adequate cash and marketable securities available and on hand from cash flow from operations and borrowing capacity to adequately finance this project. The Company believes additional term financing is available for this project to the extent required, however there can be no assurance that such financing will be available.

     The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No.121) "Impairment of Long-Lived Assets" during 1997. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of the new pronouncement had no impact on the financial statements.

     New Pronouncements by Financial Accounting Standards Board

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128. Earnings Per Share. SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal differences being that common stock equivalents are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company estimates that the implementation of SFAS No. 128 will not have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and loses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 130 on its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 131 on its consolidated financial statements.

     The Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs and may incur consulting and other fees related to computer system enhancements necessary to prepare its systems for the year 2000. The Company believes the total cost will not be significant to its operations, and will most likely not be incremental, but will rather represent re-deployment of existing information technology resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Financial Statements of the Company filed as part of this report on Form 10-K are listed in Item 14(a).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Special Devices, Incorporated:

     We have audited the accompanying consolidated balance sheets of Special Devices, Incorporated and subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Special Devices, Incorporated and subsidiary as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
December 22, 1997

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              OCTOBER 31,     OCTOBER 31,
                                                                                 1996            1997
                                                                              -----------     -----------
Current assets:
  Cash......................................................................  $ 2,592,578     $ 2,415,335
  Marketable securities.....................................................   10,700,000       6,750,000
  Accounts receivable, net of allowance of $155,959 in 1996 and $44,126 in
    1997 for doubtful accounts (Note 2).....................................   12,663,230      18,192,877
  Inventories (Note 3)......................................................   18,298,705      14,554,614
  Prepaid expenses..........................................................      401,645         503,430
  Deferred income taxes (Note 6)............................................      670,000         991,000
                                                                              -----------     -----------
         Total current assets...............................................   45,326,158      43,407,256
                                                                              -----------     -----------
Property, plant and equipment, at cost:
  Land......................................................................    1,611,331       1,611,331
  Building..................................................................    7,562,979       7,963,637
  Machinery and equipment...................................................   35,736,957      44,080,413
  Furniture and fixtures....................................................    2,221,376       2,844,116
  Transportation equipment..................................................    3,066,463       2,486,034
  Leasehold improvements....................................................    2,334,412       3,314,332
  Construction in progress (includes land and related costs of $3,700,000 in
    1996 and $9,440,000 in 1997)............................................    5,695,185      17,942,985
                                                                              -----------     -----------
                                                                               58,228,703      80,242,848
  Less accumulated depreciation and amortization............................   17,597,716      23,974,540
                                                                              -----------     -----------
                                                                               40,630,987      56,268,308
                                                                              -----------     -----------
Other assets................................................................      202,050         148,716
                                                                              -----------     -----------
                                                                              $86,159,195     $99,824,280
                                                                              ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 4)................................  $ 1,296,973     $   944,793
  Trade accounts payable....................................................    3,075,758       6,175,501
  Accounts payable to related parties (Note 9)..............................    2,294,688       1,471,748
  Accrued payroll and benefits..............................................    1,104,613       1,929,420
  Accrued expenses..........................................................      605,881       1,491,360
  Income taxes payable (Note 6).............................................    1,991,290       1,257,872
                                                                              -----------     -----------
         Total current liabilities..........................................   10,369,203      13,270,694
Long-term debt, less current portion (Note 4)...............................    3,319,709       2,056,766
Deferred income taxes (Note 6)..............................................    2,769,000       3,140,000
                                                                              -----------     -----------
         Total liabilities..................................................   16,457,912      18,467,460
                                                                              -----------     -----------
Commitments and contingencies (Note 7)......................................           --              --
Stockholders' equity (Note 5):
  Preferred stock, $.01 par value. Authorized 2,000,000 shares; no shares
    issued or outstanding...................................................           --              --
  Common stock, $.01 par value. Authorized 20,000,000 shares; issued and
    outstanding 7,675,535 shares in 1996 and 7,771,167 shares in 1997.......       76,756          77,712
  Additional paid-in capital................................................   49,911,050      50,887,737
  Retained earnings.........................................................   19,713,477      30,391,371
                                                                              -----------     -----------
         Total stockholders' equity.........................................   69,701,283      81,356,820
                                                                              -----------     -----------
                                                                              $86,159,195     $99,824,280
                                                                              ===========     ===========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                YEARS ENDED OCTOBER 31,
                                                       ------------------------------------------
                                                           1995           1996           1997
                                                       ------------   ------------   ------------
Net sales............................................  $100,591,878   $104,482,025   $140,502,420
Cost of sales (Note 9)...............................    82,970,922     84,327,787    112,553,611
                                                       ------------   ------------   ------------
  Gross profit.......................................    17,620,956     20,154,238     27,948,809
                                                       ------------   ------------   ------------
Operating expenses...................................     7,682,252      8,110,025     10,721,536
                                                       ------------   ------------   ------------
     Earnings from operations........................     9,938,704     12,044,213     17,227,273
                                                       ------------   ------------   ------------
Other (expense) income:
  Interest expense...................................      (964,099)      (364,992)      (258,678)
  Interest income....................................       296,733        484,710        353,435
  Other, net.........................................        28,332          9,108         15,864
                                                       ------------   ------------   ------------
     Total other (expense) income....................      (639,034)       128,826        110,621
                                                       ------------   ------------   ------------
     Earnings before income taxes....................     9,299,670     12,173,039     17,337,894
Income taxes (Note 6)................................     3,720,000      4,725,000      6,660,000
                                                       ------------   ------------   ------------
  Net earnings.......................................  $  5,579,670   $  7,448,039   $ 10,677,894
                                                       ============   ============   ============
Net earnings per share...............................  $       0.82   $       0.96   $       1.37
                                                       ============   ============   ============
Weighted average common shares and common equivalents
  outstanding........................................     6,831,590      7,762,529      7,821,600
                                                       ============   ============   ============

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1995, 1996 AND 1997

                                          COMMON STOCK       ADDITIONAL                      TOTAL
                                       -------------------     PAID-IN      RETAINED     STOCKHOLDERS'
                                        SHARES     AMOUNT      CAPITAL      EARNINGS        EQUITY
                                       ---------   -------   -----------   -----------   -------------
Balance at October 31, 1994..........  5,787,416   $57,874   $19,915,736   $ 6,685,768    $ 26,659,378
Issuance of common stock on exercise
  of stock options...................     97,660       977       863,229            --         864,206
Sale of 1,770,000 shares of common
  stock, net of applicable costs.....  1,770,000    17,700    28,932,916            --      28,950,616
Net earnings.........................         --        --            --     5,579,670       5,579,670
                                       ---------   -------   -----------   -----------     -----------
Balance at October 31, 1995..........  7,655,076    76,551    49,711,881    12,265,438      62,053,870
Issuance of common stock on exercise
  of stock options...................     20,459       205       199,169            --         199,374
Net earnings.........................         --        --            --     7,448,039       7,448,039
                                       ---------   -------   -----------   -----------     -----------
Balance at October 31, 1996..........  7,675,535    76,756    49,911,050    19,713,477      69,701,283
Issuance of common stock on exercise
  of stock options...................     95,632       956       976,687            --         977,643
Net earnings.........................         --        --            --    10,677,894      10,677,894
                                       ---------   -------   -----------   -----------     -----------
Balance at October 31, 1997..........  7,771,167   $77,712   $50,887,737   $30,391,371    $ 81,356,820
                                       =========   =======   ===========   ===========     ===========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED OCTOBER 31,
                                                       ------------------------------------------
                                                           1995           1996           1997
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Net earnings.......................................  $  5,579,670   $  7,448,039   $ 10,677,894
  Adjustments to reconcile net earnings to net
     Cash provided by operating activities:
     Depreciation and amortization...................     4,430,382      5,402,314      6,376,824
     Deferred income tax provision...................       398,000        300,000         50,000
  Changes in assets and liabilities:
     (Increase) in accounts receivable...............    (3,991,946)      (101,148)    (5,529,647)
     (Increase) decrease in inventories..............    (1,911,395)    (1,059,097)     3,744,091
     Decrease (increase) in prepaid expenses.........        27,087       (102,139)      (101,785)
     Decrease in other assets........................       180,000        183,000         53,334
     (Decrease) increase in accounts payable,
       accounts payable to related parties and other
       accrued expenses..............................    (1,201,710)    (1,077,681)     3,987,089
     Increase (decrease) in income taxes payable.....       117,372      1,864,189       (733,418)
                                                       ------------   ------------   ------------
  Net cash provided by operating activities..........     3,627,460     12,857,477     18,524,382
                                                       ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment.........   (13,375,729)   (11,117,856)   (22,544,145)
  (Purchases) sales of marketable securities.........    (8,700,000)    (2,000,000)     3,950,000
                                                       ------------   ------------   ------------
  Net cash (used in) investing activities............   (22,075,729)   (13,117,856)   (18,594,145)
                                                       ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.............    29,814,823        199,374        977,643
  Proceeds from issuance of long term debt...........     2,769,000             --             --
  Net (payments) borrowings under revolving line of
     credit..........................................    (9,410,000)            --        750,000
  Repayment of long term debt........................    (1,278,504)    (1,274,602)    (1,835,123)
                                                       ------------   ------------   ------------
  Net cash provided by (used in) financing
     activities......................................    21,895,319     (1,075,228)      (107,480)
                                                       ------------   ------------   ------------
  Net increase (decrease) in cash....................     3,447,050     (1,335,607)      (177,243)
Cash at beginning of year............................       481,135      3,928,185      2,592,578
                                                       ------------   ------------   ------------
Cash at end of year..................................  $  3,928,185   $  2,592,578   $  2,415,335
                                                       ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest (net of amounts capitalized)...........  $  1,008,983   $    354,938   $    269,004
     Income taxes....................................     2,960,500      2,437,500      7,200,418
  Non-cash financing activities:
     Assignment of note payable......................            --             --        530,000
                                                       ============   ============   ============

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The consolidated financial statements include the accounts of Special Devices, Incorporated, a Delaware corporation, and its wholly owned subsidiary together collectively described as "the Company". All material intercompany accounts and transactions have been eliminated.

  Revenue Recognition

     The Company has two operating divisions. The Automotive Products Division, organized in 1989, manufactures products, to customer specifications, under standard purchase orders. Sales are recognized when products are shipped. The Aerospace Division manufactures products under fixed price, long-term contracts directly for the Department of Defense, their prime contractors and commercial companies. The contracts vary in length, but are generally completed within 12 to 24 months. Sales under long-term production contracts are recognized as units are shipped or, in some cases, when accepted by the customer; sales under significant engineering contracts are recognized under the percentage completion method.

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

  Fair Value of Financial Instruments

     The carrying amounts of the Company's cash, trade accounts receivable and all current liabilities approximate the fair values due to the relatively short maturities of these instruments.

     Marketable securities consist of a tax-exempt mutual fund which is stated at fair value based on market quotes. Accordingly, the cost basis of the securities approximates the fair value.

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

                Building..........................................  25 years
                Machinery and equipment...........................  7.5 years
                Furniture and fixtures............................  5 years
                Transportation equipment..........................  4 years

     Leasehold improvements are amortized over the lesser of 10 years or the remaining life of the lease. Upon sale or retirement of the depreciable property, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in earnings.

     Interest costs incurred during the period of construction of plant and equipment are capitalized. The interest costs capitalized in fiscal 1997 were $101,000, and no amounts of interest were capitalized in fiscal 1996.

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

  Impairment of Long-Lived Assets

     The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets" during 1997. SFAS No. 121 establishes accounting standards for the impairment of longlived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for longlived assets and certain identifiable intangibles to be disposed of. Adoption of the new pronouncement had no impact on the financial statements.

  Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2. ACCOUNTS RECEIVABLE

     Accounts receivable are as follows:

                                                                OCTOBER 31
                                                        ---------------------------
                                                           1996            1997
                                                        -----------     -----------
            Commercial customers......................  $ 6,388,176     $11,897,328
            U.S. Government...........................    2,299,218       1,295,349
            U.S. Government contractors...............    4,131,795       5,044,326
                                                        -----------     -----------
                                                         12,819,189      18,237,003
              Less allowance for doubtful accounts....      155,959          44,126
                                                        -----------     -----------
                                                        $12,663,230     $18,192,877
                                                        ===========     ===========

     The activity relating to the allowance for doubtful accounts was as follows:

            Balance at October 31, 1994..............................  $ 299,004
            Adjustments to reserve...................................    (82,400)
            Write-offs...............................................         --
                                                                       ---------
            Balance at October 31, 1995..............................    216,604
            Additions charged to expense.............................     81,000
            Write-offs and other.....................................   (141,645)
                                                                       ---------
            Balance at October 31, 1996..............................    155,959
            Additions charged at expense.............................    208,000
            Write-offs...............................................   (319,833)
                                                                       ---------
            Balance at October 31, 1997..............................  $  44,126
                                                                       =========

 3. INVENTORIES

     Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                                OCTOBER 31
                                                        ---------------------------
                                                           1996            1997
                                                        -----------     -----------
            Raw materials and component parts.........  $ 6,167,337     $ 4,840,722
            Work in process...........................    7,278,149       6,234,248
            Finished goods............................    1,020,337         920,809
            Inventoried costs relating to long term
              contracts, net of amounts attributed to
              revenues recognized to date.............    3,835,468       2,558,835
                                                        -----------     -----------
                                                         18,301,291      14,554,614
            Less progress payments related to
              long-term contracts.....................        2,586              --
                                                        -----------     -----------
                                                        $18,298,705     $14,554,614
                                                        ===========     ===========

     Inventoried costs relate to costs of products currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 OCTOBER 31,
                                                          -------------------------
                                                             1996           1997
                                                          ----------     ----------
            Bank term notes.............................  $2,164,886     $  530,530
            Bank revolver...............................          --        750,000
            Finance company.............................   2,392,295      1,713,641
            Other notes.................................      59,501          7,388
                                                          ----------     ----------
                                                           4,616,682      3,001,559
                 Less current portion...................   1,296,973        944,793
                                                          ----------     ----------
                                                          $3,319,709     $2,056,766
                                                          ==========     ==========

     During the fiscal year ended October 31, 1996, the Company maintained a credit agreement (the "Old Credit Agreement") with a bank under which the Company had in place a revolving credit facility and a $5,000,000, five-year term loan. In December 1996, the Company signed a new credit agreement (the "Credit Agreement") with a different bank. The outstanding balances under the Old Credit Agreement were paid at that time. The Credit Agreement expires May 1, 1998, and any borrowings under the Credit Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. Facility No. 1 may be used for commercial letters of credit not-to-exceed $500,000 and for standby letters of credit not-to-exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion.

     Substantially all of the Company's assets were pledged as collateral under the former Credit Agreement, and are also pledged as collateral under the New Agreement, except as noted below. In addition, the New Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with these provisions at October 31, 1997.

     The Company's wholly owned subsidiary, Scot, Inc., has a term loan with a bank, which was renewed in August, 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at October 31, 1997, was $530,500. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate (5.7% at October 31, 1997). Any unpaid principal is due on August 1, 2001.

     A finance company financed the purchase of an aircraft in November 1994. The note is being amortized over 12 years, with interest at 5.9% through November, 1996, and with interest at prime (8.5% at October 31, 1997) plus one-half percent through November, 2006, when the note will be fully amortized. Monthly payments were approximately $20,300 through November, 1996, and are currently approximately $23,100. The unpaid balance at October 31, 1997 was $1,713,641. The Company purchased a second airplane in December 1994, which was also financed by a note secured by the airplane. In May 1997, the Company entered into an agreement with its chairman whereby the chairman assumed responsibility for the note, and agreed to buy the airplane at its then fair market value. The Company is liable to Beechcraft Acceptance

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under the note in the event the chairman defaults. The book value of the aircraft ($523,000) and the note ($530,000) were removed from the Company's books in May 1997 to reflect this sale and transfer of liability. The note bears interest at prime plus one-half percent through December 2004, at which time the note will be fully amortized. Monthly payments are approximately $7,100, and the unpaid balance at October 31, 1997 was $501,000.

     The scheduled principal payments of long-term debt outstanding at October 31, 1997 are as follows:

                             YEAR ENDING OCTOBER 31
                -------------------------------------------------
                       1998......................................     944,793
                       1999......................................     210,000
                       2000......................................     238,900
                       2001......................................     253,500
                       2002......................................     264,100
                       Thereafter................................  $1,090,300
                                                                   ==========

 5. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 2,000,000 shares of Preferred Stock, $.01 par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At October 31, 1996 and 1997, no shares of Preferred Stock were issued or outstanding.

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

     Prior to fiscal year ended October 31, 1996, all options granted under the Plan vest ratably over a 3-year period. Options granted under the Plan during fiscal years ended October 31, 1996 and 1997 vest ratably over 5 years from the grant date.

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

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These grants were approved by the stockholders at the Company's Annual Meeting in March 1997. At October 31, 1997, 58,000 shares were vested under this special grant.

     The Company adopted the requirements of Statements of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation" in 1997. As permitted by SFAS No. 123, the Company has elected to account for compensation expense pursuant to the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In accordance with APB 25, no compensation expense has been charged to earnings in any of the three years ended October 31, 1997.

     Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income and per share would have been reduced to the proforma amounts indicated below:

                                                             1996           1997
                                                          ----------     -----------
            Net Income................    As Reported     $7,448,039     $10,677,894
                                          Pro forma        6,188,397       9,682,306

            Earning per share.........    As Reported     $     0.96     $      1.37
                                          Pro forma       $     0.80     $      1.24

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997, respectively: risk-free interest rates of 5.70% and 6.12%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 47.33% and 47.29% and a weighted-average expected life of the option of 6 years.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Stock option activity for the three years ended October 31, 1997 was as follows:

                                                               WEIGHTED                             WEIGHTED
                                            1991 STOCK         AVERAGE                              AVERAGE
                                            OPTION PLAN     EXERCISE PRICE     SPECIAL GRANT     EXERCISE PRICE
                                            -----------     --------------     -------------     --------------
Shares authorized.........................    560,000                             442,000
                                              =======                             =======
Shares under option:
Outstanding at October 31, 1994...........    323,334                                  --
  Granted.................................     25,500           $14.93                 --            $   --
  Exercised...............................     97,660           $ 9.55                 --            $   --
  Forfeited...............................      3,667           $ 9.27                 --            $   --
Shares under option:
Outstanding at October 31, 1995...........    247,507                                  --
  Granted.................................    117,000           $17.63                 --            $   --
  Exercised...............................     20,460           $ 9.75                 --            $   --
  Forfeited...............................     24,337           $11.54                 --            $   --
Shares under option:
Outstanding at October 31, 1996...........    319,710                                  --
  Granted.................................     33,000           $17.07            442,000            $17.00
  Exercised...............................     95,632           $10.85                 --            $   --
  Forfeited...............................     10,672           $12.54                 --            $   --
Outstanding at October 31, 1997...........    246,406                             442,000
Weighted average fair value of options
  granted during the year:
  1996....................................                      $ 9.38                               $   --
  1997....................................                      $ 9.19                               $ 9.16
Options exercisable:
  At October 31, 1995.....................    112,652                                  --
  At October 31, 1996.....................    149,200                                  --
  At October 31, 1997.....................    129,209                              58,000

     The following table summarizes information about stock options outstanding at October 31, 1997:

                                       OPTIONS OUTSTANDING
                           -------------------------------------------              OPTIONS EXERCISABLE
                                                   WEIGHTED AVERAGE        -------------------------------------
                                NUMBER          ----------------------          NUMBER          WEIGHTED AVERAGE
                            OUTSTANDING AT      REMAINING     EXERCISE      EXERCISABLE AT          EXERCISE
 RANGE OF EXERCISE PRICE   OCTOBER 31, 1997       LIFE         PRICE       OCTOBER 31, 1997          PRICE
-------------------------  ----------------     ---------     --------     ----------------     ----------------
$ 6.50 -  9.50                   50,800            4.88        $ 9.20            50,800              $ 9.20
$10.00 - 16.75                   55,906            6.93        $10.21            53,239              $10.00
$17.00 - 18.00                  581,700            8.87        $17.14            83,170              $17.20
                                -------                                         -------
                                688,406            8.42        $16.00           187,209              $12.98
                                =======                                         =======

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 6. INCOME TAXES

     The provisions for income taxes consist of the following for each respective fiscal year ended October 31:

                                                    1995           1996           1997
                                                 ----------     ----------     ----------
        Current:
          Federal..............................  $2,570,000     $3,558,000     $5,343,000
          State................................     752,000        867,000      1,267,000
                                                 ----------     ----------     ----------
                                                 $3,322,000     $4,425,000     $6,610,000
                                                 ==========     ==========     ==========
        Deferred:
          Federal..............................  $  404,000     $  279,000     $   77,000
          State................................      (6,000)        21,000        (27,000)
                                                 ----------     ----------     ----------
                                                 $  398,000     $  300,000     $   50,000
                                                 ==========     ==========     ==========
        Total
          Federal..............................  $2,974,000     $3,837,000     $5,420,000
          State................................     746,000        888,000      1,240,000
                                                 ----------     ----------     ----------
                                                 $3,720,000     $4,725,000     $6,660,000
                                                 ==========     ==========     ==========

     Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                    OCTOBER 31, 1996     OCTOBER 31, 1997
                                                    ----------------     ----------------
            Deferred tax liabilities-non-current:
              Depreciation........................     $2,769,000           $3,140,000
                                                       ----------           ----------
            Deferred tax assets-current:
              Allowance for doubtful accounts.....         60,000               22,000
              Inventory...........................        264,000              506,000
              Vacation............................        153,000              445,000
              State taxes.........................        193,000               18,000
                                                       ----------           ----------
                                                          670,000              991,000
                                                       ----------           ----------
            Net deferred tax liability............     $2,099,000           $2,149,000
                                                       ==========           ==========

     Management believes that it is more likely, than not, that future operations will generate sufficient taxable income to realize the deferred tax assets.

     The provisions for income taxes for the years ended October 31, 1995, 1996 and 1997 differ from the provisions that would have resulted by applying the Federal statutory rates during such periods to the earnings before income taxes. The reasons for these differences are as follows:

                                                1995           1996           1997
                                             ----------     ----------     ----------
            Income taxes at Federal rate...  $3,162,000     $4,139,000     $5,522,000
            State income taxes.............     492,000        675,000        806,000
            Other..........................      66,000        (89,000)       332,000
                                             ----------     ----------     ----------
                                             $3,720,000     $4,725,000     $6,660,000
                                             ==========     ==========     ==========

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 7. COMMITMENTS AND CONTINGENCIES

LEASES

  Land and Buildings

     The Company is obligated under a month-to-month operating lease for the property on which the Company's Newhall facility is located. This lease is with a partnership which is composed of certain stockholders of the Company, one of which is an officer of the company. Monthly rental expense as of October 31, 1997 was $43,700 per month with annual increases equal to any changes in the Consumer Price Index.

     In May 1997, the Company signed a 7-year lease for an approximate 25,000 square foot building in Moorpark, California, for its glass-sealing division. Monthly rental expense as of October 31, 1997 was $11,600 per month with annual increases equal to the change in the Consumer Price Index.

  Other Operating Leases

     The Company also has several non-cancelable operating leases, primarily for transportation equipment and temporary office units, that expire through August, 1998. Rental expenses for these operating leases for each of the fiscal years ended October 31, 1995, 1996, and 1997 were $99,100, $114,900, and $286,000 respectively.

     Future minimum lease payments under non-cancelable operating leases are as follows:

                Year ending October 31:
                     1998........................................    $65,400
                     1999........................................     31,000
                                                                     -------
                          Total minimum lease payments...........    $96,400
                                                                     =======

OTHER

     The Company had commitments at October 31, 1997, to acquire capital equipment, at cost aggregating approximately $4,500,000, primarily for production and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company is currently building new facilities. Total net cost of the project is estimated at $21,000,000 of which $9,440,000 had been spent at October 31, 1997 and is included in construction in progress in the accompanying consolidated balance sheet. The Company anticipates spending approximately $12,000,000 in fiscal year 1998 and approximately $3,000,000 in fiscal year 1999 to complete this project. The Company plans to sell two commercial lots being developed as part of this project, the proceed of which are expected to reduce the net project cost to approximately $21,000,000. The Company has committed to complete the building construction, the total cost of which is estimated to be approximately $12,000,000.

  Litigation

     The Company is a defendant in pending claims and lawsuits arising in the normal course of business. In the opinion of the Company's management, after consultation with counsel, these matters are not expected to have a material adverse effect upon the financial statements taken as a whole.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 8. EMPLOYEE BENEFIT PLANS

     The Company supports a 401(k) plan that provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages. The Company can elect to make matching contributions in amounts that can change from year to year. During the last three fiscal years the Company matched 30% of the employees deferral up to the first 5% of each participating employee's deferral. Employees vest immediately in the Company's matching contributions. The Company's matching contributions aggregated $135,900, $221,400 and $242,300 in 1995, 1996, and 1997,
respectively.

 9. RELATED PARTY TRANSACTIONS

     The Company purchased materials from two corporations owned by one of its principal stockholders. During the years ended October 31, 1995, 1996 and 1997, $1,247,400, $2,361,500, and $3,460,100 respectively, of materials were purchased from such stockholder's corporations. At October 31, 1996 and 1997, $229,400 and $381,200 respectively, were owed to the corporations owned by this principal stockholder.

     During 1990, the same principal stockholder of the Company acquired a significant stockholding in the parent company of a corporation that supplies materials to the Company. During the years ended October 31, 1995, 1996 and 1997, $12,791,600, $12,768,500, and $11,464,400 respectively, of materials were purchased from such corporation. At October 31, 1996 and 1997, $2,065,700, and $1,090,500 respectively, was due to this corporation. In January 1997, the principal stockholder sold his interest in this corporation.

10. MAJOR CUSTOMERS

     Sales to customers, in excess of 10% of net sales during any of the past three years, as a percentage of net sales, were as follows:

                                                                 1995     1996     1997
                                                                 ----     ----     ----
        Automotive:
          TRW, Incorporated....................................  59.9%    59.7%    49.1%
          Autoliv..............................................    --       --     20.6%

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1996 and 1997 (dollars in thousands, except per share data):

                                                          QUARTER ENDED
                              ---------------------------------------------------------------------
                                                APRIL
                               JANUARY 28        28         JULY 28       OCTOBER 31      FULL YEAR
                              ------------     -------     ----------     -----------     ---------
        1996
        Net sales...........    $ 22,541       $24,222      $ 25,631        $32,088       $ 104,482
        Gross profit........       3,958         4,504         5,238          6,454          20,154
        Earnings from
          operations........       2,213         2,418         3,491          3,922          12,044
        Net earnings........       1,360         1,526         2,148          2,414           7,448
        Net earnings per
          share.............         .18           .20           .28            .31             .96

                                                          QUARTER ENDED
                              ---------------------------------------------------------------------
                               FEBRUARY 2       MAY 4       AUGUST 3      OCTOBER 31      FULL YEAR
                              ------------     -------     ----------     -----------     ---------
        1997
        Net sales...........    $ 27,537       $32,792      $ 36,970        $43,203       $ 140,502
        Gross profit........       5,297         6,391         7,094          9,167          27,949
        Earnings from opera-
          tions.............       3,071         3,932         4,543          5,681          17,227
        Net earnings........       1,914         2,462         2,795          3,507          10,678
        Net earnings per
          share.............         .25           .32           .36            .44            1.37

12. INDUSTRY SEGMENT INFORMATION

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

     Each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. In fiscal years 1995 and 1996 the allocation was made approximately equally to each division. In fiscal year 1997, the allocation was made at 35% to the Aerospace Division and 65% to the Automotive Products Division. If the allocation had been made equally, Aerospace Division operating income would have been reduced by $581,000, and Automotive Products Division operating income would have increased by $581,000. Administrative operating expenses amounted to $2,550,000, $2,704,000 and $3,874,000 in fiscal years 1995, 1996 and 1997, respectively.

     The Company operates entirely within the United States and has no intersegment sales. Corporate assets are primarily cash, prepaids and other assets.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Financial information for these segments is summarized in the table below:

                                                   1995             1996             1997
                                               ------------     ------------     ------------
    Net sales:
      Automotive Products....................  $ 71,252,937     $ 80,235,225     $111,930,660
      Aerospace..............................    29,338,941       24,246,800       28,571,760
                                               ------------     ------------     ------------
              Total net sales................  $100,591,878     $104,482,025     $140,502,420
                                               ============     ============     ============
    Earnings from operations:
      Automotive Products....................  $  4,600,013     $  8,244,332     $ 13,648,127
      Aerospace..............................     5,338,691        3,799,881        3,579,146
                                               ------------     ------------     ------------
              Total earnings from
                operations...................  $  9,938,704     $ 12,044,213     $ 17,227,273
                                               ============     ============     ============
    Depreciation and amortization:
      Automotive Products....................  $  3,560,159     $  4,623,005     $  5,593,108
      Aerospace..............................       400,504          429,809          518,188
      Corporate..............................       469,719          349,500          265,528
                                               ------------     ------------     ------------
              Total depreciation and
                amortization.................  $  4,430,382     $  5,402,314     $  6,376,824
                                               ============     ============     ============
    Capital expenditures:
      Automotive Products....................  $ 10,234,185     $ 10,511,449     $ 10,911,242
      Aerospace..............................       183,375          346,367          680,962
      Corporate..............................     2,958,169          260,040       10,421,941
                                               ------------     ------------     ------------
              Total capital expenditures.....  $ 13,375,729     $ 11,117,856     $ 22,014,145
                                               ============     ============     ============
    Identifiable assets:
      Automotive Products....................  $ 48,213,492     $ 54,658,384     $ 53,996,681
      Aerospace..............................    13,691,696       14,445,201       18,422,308
      Corporate..............................    16,715,668       17,055,610       27,405,291
                                               ------------     ------------     ------------
              Total identifiable assets......  $ 78,620,856     $ 86,159,195     $ 99,824,280
                                               ============     ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

                                                                                  PAGE REFERENCE
                                                                                    FORM 10-K
                                                                                  --------------
    (a)(1)  FINANCIAL STATEMENTS
            Independent Auditors' Report........................................        24
            Consolidated Balance Sheets at October 31, 1996 and 1997............        25
            Consolidated Statements of Earnings for each of the three years
              ended October 31, 1997............................................        26
            Consolidated Statements of Stockholders' Equity for each of the
              three years ended October 31, 1997................................        27
            Consolidated Statements of Cash Flows for each of the three years
              ended October 31, 1997............................................        28
            Notes to Consolidated Financial Statements..........................        29

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

    (a)(3)  EXHIBITS
            (1) 3.1    Certificate of Incorporation of the Registrant.
            (1) 3.2    Agreement of Merger.
            (1) 3.3    Bylaws of the Registrant.
            (2) 3.4    Certificate of Amendment dated May 6, 1992 to the Certificate of
                       Incorporation of the Registrant.
            (1) 4.1    Specimen Common Stock Certificate.
            (1)10.1    Lease dated May 1, 1991 between the Registrant and Placerita Land and
                       Farming Company.
            (1)10.2    Letter Agreement dated June 8, 1990 between the Registrant and Hermetic
                       Seal Corporation.
            (1)10.3    Master Purchase Agreement, dated May 15, 1990, between the Registrant and TRW Inc. (confidential treatment granted as to part).
            (1)10.4    Technology License Agreement dated November 7, 1990 between the
                       Registrant and Davey Bickford Smith.
            (3)10.5    Amended and Restated 1991 Stock Incentive Plan
            (1)10.6    Special Devices, Inc. 401(k) Plan.
            (3)10.7    Third Amendment to Credit Agreement dated September 7, 1994 between
                       Registrant and Bank of California.
            (3)10.8    Fourth Amendment to Credit Agreement dated October 5, 1994 between
                       Registrant and Bank of California.
            (3)10.9    Fifth Amendment to Credit Agreement dated January 20, 1995 between
                       Registrant and Bank of California.
            (3)10.11   First Amendment to Master Purchase Agreement, dated February 25, 1993 between the Registrant and TRW, Inc. (confidential treatment granted as to part).
            (4)10.12   Letter Agreement, dated November 30, 1994 between the Registrant and
                       Hermetic Seal Corporation (confidential treatment granted as to part).
            (4)10.13   Employment Agreement dated September 7, 1994, between the Registrant,
                       Scot, Inc. and Samuel Levin.
            (3)10.14   Promissory Note dated November 30, 1994 in favor of Beechcraft
                       Acceptance Corporation Inc.
            (3)10.15   Security Agreement dated November 30, 1994 in favor of Beechcraft
                       Acceptance Corporation, Inc.
            (3)10.16   Airplane Purchase Order dated December 1, 1994 with United Beechcraft,
                       Inc.
            (5)10.17   Second Amendment to Master Purchase Agreement, dated March 8, 1995, between the Registrant and TRW, Inc. (confidential treatment granted as to part).
            (6)10.18   Sixth Amendment to Credit Agreement dated October 31, 1995 between the
                       Registrant and Bank of California.
            (6)10.19   Supply Agreement dated as of November 14, 1995 between the Registrant and Autoliv International, Inc. (confidential treatment requested as to part).

            (7)10.20   Credit Agreement, dated December 12, 1996, between Registrant and Bank of America.
            (7)10.21   Development Agreement, dated August 28, 1996, between Registrant and the City of Moorpark.
            10.22      Purchase Agreement, dated September 30, 1997, between the Registrant and Hermetic Seal Corporation (confidential treatment requested as to part).
            11.1       Statement Re: Computation of per share earnings.
            (3)21.1    Subsidiaries of the Registrant
            23.1       Consent of KPMG Peat Marwick LLP

---------------

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

(7) Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newhall, State of California, on January 28, 1998.

                                          SPECIAL DEVICES, INCORPORATED

                                          By:     /s/ THOMAS F. TREINEN
                                            ------------------------------------
                                            Its: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------  ------------------------------  -----------------

            /s/ THOMAS F. TREINEN              Director, Chairman and          January 28, 1998
---------------------------------------------  President (Principal
              Thomas F. Treinen                Executive Officer)

            /s/ DONALD A. BENDIX               Director                        January 28, 1998
---------------------------------------------
              Donald A. Bendix

            /s/ JOHN M. CUTHBERT               Director and President,         January 28, 1998
---------------------------------------------  Automotive Products Division
              John M. Cuthbert

             /s/ NELSON HOFFMAN                Director                        January 28, 1998
---------------------------------------------
               Nelson Hoffman

              /s/ SAMUEL LEVIN                 Director and President,         January 28, 1998
---------------------------------------------  Scot, Inc.
                Samuel Levin

            /s/ ROBERT S. RITCHIE              Director and Vice President,    January 28, 1998
---------------------------------------------  Aerospace Division
              Robert S. Ritchie

             /s/ JACK B. WATSON                Director and Vice President,    January 28, 1998
---------------------------------------------  Automotive Products Division
               Jack B. Watson

              /s/ JOHN T. VINKE                Vice President -- Finance       January 28, 1998
---------------------------------------------  and Chief Financial Officer
                John T. Vinke                  (Principal Financial and
                                               Accounting Officer)