Form 10-Q
period 1998-02-01
SPECIAL DEVICES INC /DE
filed 1998-03-17
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended:     FEBRUARY 1, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to______________

Commission file number:  0-19330



                          SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                       95-3008754
     -------------------------------                      ----------------
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

At March 16, 1998, the total number of outstanding shares of registrant's common stock was 7,793,267.

PART I -  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        October 31,         February 1,
                                                            1997              1998
                                                        ------------       ------------
                                                                           (Unaudited)
Current assets:
   Cash                                                 $  2,415,335       $    479,748
   Marketable securities                                   6,750,000          4,750,000
   Accounts receivable, net of allowance
       of $44,126 at October 31, 1997 and $30,037
       at February 1, 1998 for doubtful accounts          18,192,877         19,706,049
   Inventories                                            14,554,614         15,372,270
   Prepaid expenses                                          503,430          1,096,999
   Deferred income taxes                                     991,000            941,000
                                                        ------------       ------------
        Total current assets                              43,407,256         42,346,066
                                                        ------------       ------------

Property, plant and equipment, at cost:
   Land                                                    1,611,331          1,611,331
   Buildings                                               7,963,637          7,979,805
   Machinery and equipment                                44,080,413         46,365,799
   Furniture and fixtures                                  2,844,116          2,947,589
   Transportation equipment                                2,486,034          2,506,198
   Leasehold improvements                                  3,314,332          3,373,187
   Construction in progress
   (includes land and related costs of $9,440,000
    at October 31, 1997, and $11,500,000 at
    February 1, 1998)                                     17,942,985         23,381,209
                                                        ------------       ------------
                                                          80,242,848         88,165,118
   Less accumulated depreciation                          23,974,540         25,862,832
                                                        ------------       ------------

                                                          56,268,308         62,302,286
                                                        ------------       ------------

Other assets                                                 148,716            135,383
                                                        ------------       ------------
                                                        $ 99,824,280       $104,783,735
                                                        ============       ============

     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             October 31,       February 1,
                                                                1997               1998
                                                            ------------       ------------
                                                                               (unaudited)
Current liabilities:

   Current portion of long-term debt                        $    944,793       $    688,603
   Trade accounts payable                                      6,175,501          7,542,134
   Accounts payable to related parties                         1,471,748          1,188,636
   Accrued payroll, benefits & other                           3,420,780          3,101,413
   Income taxes                                                1,257,872          2,108,872
                                                            ------------       ------------

    Total current liabilities                                 13,270,694         14,629,658

Long-term debt, less current portion                           2,056,766          2,011,380
Deferred income taxes                                          3,140,000          3,215,000
                                                            ------------       ------------

    Total liabilities                                         18,467,460         19,856,038
                                                            ------------       ------------


Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
    2,000,000 shares; no shares issued or outstanding                 --                 --
   Common stock, $.01 par value.  Authorized
     20,000,000 shares; issued and outstanding
     7,771,167 shares at October 31, 1997, and
     7,788,667 shares at February 1, 1998                         77,712             77,887

   Additional paid-in capital                                 50,887,737         51,071,461
   Retained earnings                                          30,391,371         33,778,349
                                                            ------------       ------------

    Total stockholders' equity                                81,356,820         84,927,697
                                                            ------------       ------------



                                                            $ 99,824,280       $104,783,735
                                                            ============       ============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED


                                                  Three Months ended
                                          --------------------------------
                                           February 2,         February 1,
                                              1997               1998
                                          ------------        ------------
Net sales                                 $ 27,537,394        $ 40,732,373
Cost of sales                               22,240,535          32,523,427
                                          ------------        ------------

   Gross profit                              5,296,859           8,208,946
                                          ------------        ------------

Operating expenses                           2,225,865           2,656,944
                                          ------------        ------------

   Earnings from operations                  3,070,994           5,552,002
                                          ------------        ------------

Other income (expense):
   Interest income                             117,991              66,309
   Interest expense                            (78,178)            (50,487)
   Other                                        (1,678)             (5,846)
                                          ------------        ------------


    Net other income                            38,135               9,976
                                          ------------        ------------

Earnings before income taxes                 3,109,129           5,561,978
Income taxes                                 1,195,000           2,175,000
                                          ------------        ------------

       Net earnings                       $  1,914,129        $  3,386,978
                                          ============        ============


Basic net earnings per share              $        .25        $        .43
                                          ============        ============

Weighted average shares outstanding          7,676,610           7,794,013
                                          ============        ============

Diluted net earnings per share            $        .25        $        .42
                                          ============        ============

Weighted average shares outstanding          7,753,052           8,041,127
                                          ============        ============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                   FOR THE THREE MONTHS ENDED FEBRUARY 1, 1998


                                            Common Stock                Additional                             Total
                                     ---------------------------         paid-in          Retained        Stockholders'
                                       Shares          Amount            Capital          Earnings            Equity
                                     ---------       -----------       -----------       -----------       -----------
Balance at October 31, 1997          7,771,167       $    77,712       $50,887,737       $30,391,371       $81,356,820

Issuance of common stock on
   exercise of stock options            17,500               175           183,724                --           183,899

Net income (unaudited)                      --                --                --         3,386,978         3,386,978
                                     ---------       -----------       -----------       -----------       -----------

Balance at February 1, 1998          7,788,667       $    77,887       $51,071,461       $33,778,349       $84,927,697
                                   ===========       ===========       ===========       ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                   Three months ended
                                                              ------------------------------
                                                              February 2,        February 1,
                                                                  1997              1998
                                                              -----------        -----------
Cash flows from operating activities:
   Net earnings                                               $ 1,914,129        $ 3,386,978
   Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Depreciation                                                1,555,531          1,888,292
    Changes in assets and liabilities:
        Decrease (increase) in accounts receivable              1,341,462         (1,513,172)
        (Increase) in inventories                                (822,495)          (817,656)
        (Increase) in prepaid expenses                           (431,338)          (593,569)
        Decrease in other assets                                   13,333             13,333
        (Decrease) increase in accounts payable,
          accounts payable to related parties and other
           accrued expenses                                    (1,539,673)           764,154
        (Decrease) increase in income taxes payable              (349,000)           851,000
        (Decrease) increase in net deferred taxes                 (71,000)           125,000
                                                              -----------        -----------

   Net cash provided by operating activities                    1,610,949          4,104,360
                                                              -----------        -----------

Cash flows from investing activities:
    (Purchase) of property, plant and equipment                (3,198,910)        (7,922,270)
    Sale of marketable securities                                      --          2,000,000
                                                              -----------        -----------
    Net cash (used in) investing activities                    (3,198,910)        (5,922,270)
                                                              -----------        -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                         96,614            183,899
    (Repayments) of long-term debt                               (207,126)          (301,576)
                                                              -----------        -----------

   Net cash (used in) financing activities                       (110,512)          (117,677)
                                                              -----------        -----------

   Net (decrease) in cash                                      (1,698,473)        (1,935,587)
   Cash at beginning of period                                  2,592,578          2,415,335
                                                              -----------        -----------

   Cash at end of period                                      $   894,105        $   479,748
                                                              ===========        ===========

   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                              $    82,119        $    50,683
        Income taxes                                            1,872,000          1,199,000
                                                              ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 1, 1998
                                   (Unaudited)

(1) INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements of Special Devices, Incorporated, a Delaware corporation, include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1997. Operating results for the three month period ended February 1, 1998 are not necessarily indicative of the operating results which may be expected for the full fiscal year.


(2) ACCOUNTS RECEIVABLE

Accounts receivable are as follows:


                                           October 31,       February 1,
                                              1997               1998
                                           -----------       -----------
Commercial customers                       $11,897,328       $16,319,165
U.S. Government                              1,295,349           829,827
U.S. Government subcontractors               5,044,326         2,587,094
                                           -----------       -----------

                                            18,237,003        19,736,086
Less allowance for doubtful accounts            44,126            30,037
                                           -----------       -----------
  Total                                    $18,192,877       $19,706,049
                                           ===========       ===========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 1, 1998
                                   (Unaudited)

(3)  INVENTORIES

    Inventories and inventoried costs relating to long-term contracts are classified as follows:


                                       October 31,       February 1,
                                          1997              1998
                                       -----------       -----------
Raw materials and components           $ 4,840,722       $ 4,750,446
Work in process                          6,234,248         7,156,063
Finished goods                             920,809           521,324
Inventoried costs relating to
  long term contracts, net of
  amounts attributed to revenues
  recognized to date                     2,558,835         3,170,204
                                       -----------       -----------
                                        14,554,614        15,598,037
Less progress payments related
 to long-term contracts                         --           225,767
                                       -----------       -----------
                                       $14,554,614       $15,372,270
                                       ===========       ===========


Inventoried costs relate to costs of goods currently in progress on long-term contracts. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.

(4) LONG-TERM DEBT

    Long-term debt consists of the following:


                           October 31,      February 1,
                              1997            1998
                           ----------       ----------
Bank revolver              $  750,000       $  500,000
Bank term note                530,530          517,194
Finance company             1,713,641        1,682,789
Other notes                     7,388               --
                           ----------       ----------
                            3,001,559        2,699,983
Less current portion          944,793          688,603
                           ----------       ----------
                           $2,056,766       $2,011,380
                           ==========       ==========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 1, 1998
                                   (Unaudited)

    The Company has a Credit Agreement with a bank which expires May 1, 1998. Borrowings under the Credit Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for standby letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion. At October 31, 1997, and February 1, 1998, $750,000 and $500,000, respectively, was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1. In addition, the Company had outstanding approximately $5,500,000 of performance bonds secured by standby letters of credit related to the development of new facilities (see Footnote 8). The Company is currently in negotiations with its bank to extend the term of its Credit Agreement.

    The Company's wholly-owned subsidiary, Scot, Inc. has a term loan with a bank, secured by certain real property of Scot. The principal balance outstanding at October 31, 1997, was $530,500, and at February 1, 1998 was $517,200. The loan is being amortized with monthly payments of approximately $13,000, including interest of 10.0%, through August 2001, at which time the remaining balance is due.

    The finance company note is secured by related equipment. The note is being amortized over 12 years with interest at prime plus one-half percent through November 2006, when the note will be fully amortized. Monthly payments are approximately $23,100. The unpaid balance at October 31, 1997 was $1,713,600, and at February 1, 1998 was $1,682,800.

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

    Options to acquire 24,000 shares at prices ranging from $22.00 to $24.75 per share was granted during the quarter ended February 1, 1998, under the Plan. During the quarter, 17,500 options were exercised at prices ranging from $9.50 to $17.75 per share. At February 1, 1998, there were outstanding options to purchase 252,906 shares, which options were exercisable with respect to 112,109 shares.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 1, 1998
                                   (Unaudited)

    In January 1997, the Company's Stock Option Committee authorized stock option grants to certain employees via a special grant which is not part of the 1991 Stock Option Plan. Under terms of this authorization, options to purchase 130,000 shares were granted which vest ratably over 5 years from the grant date, and options to purchase 312,000 shares vest ratably over from 5 to 8 years from the grant date. The grants for the later options contain vesting acceleration clauses during the first 36 months of the option; the acceleration clauses are contingent upon the price of the Company's Common Stock attaining a certain level, and upon the Company attaining certain earning levels. Options to purchase 58,000 were vested under these acceleration clauses at February 1, 1998. The options were granted at the fair market value of the stock on the grant date, which was $17.00 per share.


(6)  NET EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. Earnings per share amounts for the prior period have been restated to conform to Statement 128 requirements.

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of common stock and dilutive stock equivalents outstanding during the period.


(7)  INCOME TAXES

   The provisions for income taxes consist of the following for each respective quarter ended:


                                            February 2,              February 1,
                                               1997                     1998
                                            -----------              -----------
Current:
    Federal                                 $   965,000              $ 1,662,000
    State                                       244,000                  388,000
                                            -----------              -----------
                                            $ 1,209,000              $ 2,050,000
                                            ===========              ===========
Deferred:
    Federal                                 $    16,000              $    86,000
    State                                       (30,000)                  39,000
                                            -----------              -----------
                                            $   (14,000)             $   125,000
                                            ===========              ===========
Total
    Federal                                 $   981,000              $ 1,748,000
    State                                       214,000                  427,000
                                            -----------              -----------
                                            $ 1,195,000              $ 2,175,000
                                            ===========              ===========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 1, 1998
                                   (Unaudited)

   Temporary differences which give rise to deferred tax assets and liabilities are as follows:


                                                    October 31,      February 1,
                                                       1997              1998
                                                    ----------        ----------
 Deferred tax liabilities - non-current:
   Depreciation                                     $3,140,000        $3,215,000
                                                    ==========        ==========


Deferred tax assets - current:
   Allowance for doubtful accounts                      22,000            11,000
   Inventory                                           506,000           448,000
   Vacation                                            445,000           445,000
   State taxes                                          18,000            37,000
                                                    ----------        ----------

                                                       991,000           941,000
                                                    ----------        ----------

   Net deferred tax liability                       $2,149,000        $2,274,000
                                                    ==========        ==========


    Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

    The provisions for income tax expense for the three months ended 1997 and 1998 differ from the provisions that would have resulted from applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:


                                            February 2,          February 1,
                                               1997                 1998
                                            ----------           ----------
Income taxes at Federal rate                $  790,000           $1,613,000
State income taxes                             289,000              517,000
Other                                          116,000               45,000
                                            ----------           ----------
                                            $1,195,000           $2,175,000
                                            ==========           ==========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 1, 1998
                                   (Unaudited)

(8)  COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon the results of operations or the financial position of the Company.

    The Company had commitments at February 1, 1998 to acquire capital equipment, at cost aggregating approximately $6,600,000, primarily for production and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company is currently building new facilities. Total net cost of the project is estimated at $22,000,000 of which $11,500,000 had been spent at February 1, 1998 and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending approximately $12,000,000 in fiscal year 1998 and approximately $3,000,000 in fiscal year 1999 to complete this project. The Company plans to sell two commercial lots being developed as part of this project, the proceeds of which are expect to reduce the net project cost to approximately $22,000,000. The Company has committed to complete the building construction, the total cost of which is estimated to be approximately $12,000,000.

    The statements above regarding the land purchased by the Company in Moorpark, the construction of facilities on that land by the Company, and the amount and timing of expenditures are forward-looking statements. Actual results and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company, the Company's not encountering any unforeseen conditions relating to the property that make completion of the land infrastructure work or construction more expensive, difficult or time intensive than is currently expected, the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above, and other factors which may develop during the course of this project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 1, 1998 TO THREE MONTHS ENDED FEBRUARY 2, 1997

   Net Sales

    Net sales for the Automotive Products Division increased $12,171,000, or 51.6%, to $35,747,000 for the three months ended February 1, 1998 compared to net sales of $23,576,000 for the same period last year. The increase was due to increased shipments of initiators (used to ignite airbag systems) to TRW, Inc. ("TRW") and Autoliv ASP Incorporated (formerly Morton International - "Autoliv") under terms of long-term supplier agreements. The increase in demand for initiators is in response to federal regulations that require automatic frontal crash protection systems to be installed for the driver and front passenger in all passenger automobiles manufactured for sale in the United States on or after September 1, 1989. The use of airbags as the means of compliance with the regulations is the principal reason for the significant increase in the Automotive Products Division's net sales. Sales to TRW as a percentage of total Automotive Products Division sales were 50.5% for the quarter ended February 1, 1998, and were 44.3% of total Company sales for the 1998 first quarter, compared to 59.6% of Automotive Products Division , and 69.7% of total Company sales for the same period last year. Sales to Autoliv as a percentage of total Automotive Product Division sales were 32.0% for the quarter ended February 1, 1998, and were 28.1% of total Company sales for the 1998 first quarter, compared to 19.6% of Automotive Products Division, and 16.7% of total Company sales for the same period last year.

    Net sales for the Aerospace Division increased by $1,024,000, or 25.9%, to $4,985,000 for the three months ended February 1, 1998 compared to net sales of $3,961,000 for the same period last year. The increase in sales in the first quarter of 1998 was due to increased shipments of products used on several missile programs and the commencement of production of bomb ejectors in fiscal 1998.

   Cost of Sales

    Cost of sales for the Automotive Products Division increased $9,492,000, or 48.5% to $29,048,000 for the quarter ended February 1, 1998, compared to cost of sales of $19,556,000 for same quarter last year. The increase in cost of sales reflects the cost of increased shipments during the 1998 quarter. The Division's gross profit margin was 18.7% for the 1998 quarter, compared to 17.1% for the same quarter last year. The increase in margin reflects the effects of increased yields from automated equipment and increased absorption of overhead expenses during the 1998 quarter compared to the 1997 quarter, partially offset by a lower average unit sales price in the 1998 quarter compared to the 1997 quarter. The Automotive Products Division is continuing its efforts to reduce average unit production costs by, among other things: a) redesigning certain parts of an initiator; b) reducing costs of material through vertical integration; c) improving yields from existing automated equipment; and d) reducing scrap.

    Cost of sales for the Aerospace Division increased $791,000, or 29.5%, to $3,475,000 for the quarter ended February 1, 1998, compared to cost of sales of $2,684,000 for the comparable quarter last year. The increase was the result of increased costs associated with the increase in sales during the first quarter of 1998. Gross profit as a percent of sales was 30.3% for the first quarter of 1998 compared to 32.2% for the same quarter last year. The decline in gross profit as a percent of sales in the 1998 first quarter was the result of the mix of products shipped in the 1998 first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


   Operating Expenses

    Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged those operating expenses directly incurred by that division. Second, each division is allocated administrative expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to reflect fairly the benefit received by each operating division. Administrative expenses incurred by the Company for allocation to each division were approximately the same amount for the first quarter of 1998 compared to the same period last year.

    Operating expenses for the Automotive Products Division increased $649,000, or 58.7%, to $1,755,000 in the first quarter of 1998, compared to operating expenses of $1,106,000 for the same period last year. As a percentage of sales, operating expenses were 4.9% compared to 4.7% for the same period last year. The increase in operating expenses occurred due to a write-off of an uncollectible account related to initiator sales, and to a lesser extent, increases in salary expense.

    Operating expenses for the Aerospace Division decreased by $218,000, or 19.5%, to $902,000 for the quarter ended February 1, 1998, compared to operating expenses of $1,120,000 for the same period last year. As a percentage of sales, operating expenses were 18.1% for the quarter ended February 1, 1998, compared to 28.3% for the same quarter last year. The decrease in operating expenses in the current year first quarter is due to a reduction in the amount of administrative expenses allocated to the Aerospace Division compared to the same period last year.

    Other Income and Expense

    Other income (expense) consists primarily of interest income and interest expense. Net other income was $10,000 in the first quarter of 1998, compared to net other income of $38,100 for the same period last year. Interest income was $66,300 in the first quarter of 1998 compared to interest income of $118,000 for the first quarter last year. The decrease of $51,700 was the result of lower average amounts invested in interest-bearing securities during the 1998 first quarter. Interest expense was $50,500 in the first quarter of 1998, compared to interest expense of $78,200 for the same period last year. The decrease of $27,700 was the result of lower average debt outstanding in the first quarter of 1998 due to scheduled monthly payments of existing debt.


   Liquidity and Capital Resources

    The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock. In December 1996, the Company signed a credit agreement (the "Credit Agreement") with a bank. The Credit Agreement expires May 1, 1998, and any borrowings under the Credit Agreement bear interest at the bank's Reference Rate (8.50% at February 1, 1998) less .25 percentage point, or at the Company's option, at LIBOR (5.59% at February 1, 1998) plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. In

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

addition, the Company has the option of converting outstanding borrowings in increments of not less than $1,000,000 under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term rate in effect at the time of such conversion. The Company is currently in negotiations with its bank to extend the term of its Credit Agreement.

    Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with these provisions as of February 1, 1998. As of February 1, 1998, $500,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1.

    The Company's wholly owned subsidiary, Scot, Inc. has a term loan with a bank, which was renewed in August 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at February 1, 1998, was $517,200. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate (5.69 at February 1, 1998). Any unpaid principal is due on August 1, 2001.

    In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane and delivered a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period with interest at prime plus one-half percent. The unpaid balance of this note at February 1, 1998 was $1,682,800. The plane is being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities In addition, the Company leases the airplane for use by third parties when not in use by the Company in order to defray a portion of the costs.

    During the first quarter ended February 1, 1998, the Company generated cash flow from operations of $4,104,000. Capital expenditures, primarily for payments related to automated manufacturing equipment and new production facilities, amounted to $7,922,000. Principal payments of long-term bank debt aggregated $301,600. These net cash outflows were funded by cash flow from operations and the use of existing cash on hand. At February 1, 1998, the Company had cash and marketable securities on hand of $5,230,000 and additional borrowing capacity available under its Credit Agreement of $16,000,000.

    At February 1, 1998, the Company had working capital of $27,716,000 as compared to working capital of $30,137,000 at October 31, 1997. The decrease of $2,421,000 was due primarily to a decrease in cash and marketable securities of $3,936,000, an increase in accounts payable of $1,084,000, and an increase in income taxes payable of $851,000, offset partially by an increase in accounts receivable of $1,513,000, an increase in inventories of $818,000, an increase in prepaid expenses of $594,000, a decrease in accrued liabilities of $319,000, and a decrease in the current portion of long-term debt of $256,000. The increase in accounts receivable and inventories was the result of increased sales in the 1998 first quarter. The increase in accounts payable was the result of the increase in inventories noted above. The decrease in cash occurred to fund the purchase of additional production equipment, and to fund the on-going construction of the Moorpark facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


    In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company is currently building new facilities. Total net cost of the project is estimated at $22,000,000, of which $11,500,000 had been spent at February 1, 1998 and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending approximately $12,000,000 in fiscal year 1998 and approximately $3,000,000 in fiscal year 1999 to complete this project. The Company plans to sell two commercial lots being developed as part of this project, the proceeds of which are expected to reduce the net project cost to approximately $22,000,000. The Company has committed to complete the building construction, the total cost of which is estimated to be approximately $12,000,000. The Company believes it has available adequate cash and marketable securities, cash flow from operations, and borrowing capacity to adequately finance this project. The Company believes additional term financing is available for this project to the extent required, however there can be no assurance that such financing will be available when required.

    The Company anticipates that working capital requirements will increase in 1998 as compared to 1997 to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash and marketable securities on hand, cash flow from operations and borrowings under its Credit Agreement. The Company had commitments to acquire capital equipment at February 1, 1998 aggregating approximately $6,600,000 related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division.

    The statements above regarding the land purchased by the Company in Moorpark, the construction of facilities on that land by the Company, and the amount and timing of expenditures are forward-looking statements. Actual results and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company, the Company's not encountering any unforeseen conditions relating to the property that make completion of the land infrastructure work or construction more expensive, difficult or time intensive that is currently expected, the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above, and other factors which may develop during the course of this project.

    The statements above regarding the anticipated increased demand for initiators, the anticipated increase in working capital requirements and the Company's expectations regarding its ability to meet such requirements are forward-looking statements. Actual results may vary depending on various factors including, for example, the development and acceptance of technologies different from those employed by the Company for the initiation of airbag systems, competition from new or existing companies for the Company's existing or future customers, a slow-down in the world-wide rate of airbag implementation, the inability of the Company to negotiate an extension of its existing credit agreement or a replacement facility, anticipated expenditures exceeding amounts currently budgeted by the Company, and the occurrence of unanticipated expenses.

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

                                   SPECIAL DEVICES, INCORPORATED


DATED:  March 16, 1998             /s/ THOMAS F. TREINAN
      -----------------            -------------------------------
                                   Thomas F. Treinan
                                   Chairman of the Board and
                                   President


DATED:  March 16, 1998             /s/ JOHN T. VINKE
      -----------------            -------------------------------
                                   John T. Vinke
                                   Vice President Finance and
                                   Chief Financial Officer