Form 10-Q
period 1998-05-03
SPECIAL DEVICES INC /DE
filed 1998-06-15
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended: MAY 3, 1998

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to__________

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

At June 15, 1998, the total number of outstanding shares of registrant's common stock was 7,809,801.

PART I -  FINANCIAL INFORMATION

Item 1. Condensed Consolidated  Financial Statements


                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               October 31,          May 3,
                                                                  1997              1998
                                                             ------------       ------------
                                                                                 (Unaudited)
Current assets:
   Cash                                                      $  2,415,335       $    497,907
   Marketable securities                                        6,750,000              --
   Accounts receivable, net of allowance of
      $44,126 at October 31, 1997 and $120,028
      at May 3, 1998 for doubtful accounts                     18,192,877         21,287,781
   Inventories                                                 14,554,614         17,293,999
   Prepaid expenses                                               503,430            901,979
   Deferred income taxes                                          991,000          1,116,000
                                                             ------------       ------------

        Total current assets                                   43,407,256         41,097,666
                                                             ------------       ------------



Property, plant and equipment, at cost:
   Land                                                         1,611,331          1,611,331
   Buildings                                                    7,963,637          7,981,595
   Machinery and equipment                                     44,080,413         51,369,183
   Furniture and fixtures                                       2,844,116          3,135,584
   Transportation equipment                                     2,486,034          2,536,582
   Leasehold improvements                                       3,314,332          3,790,049
   Construction in progress (includes land and related
      costs of $9,440,000 at October 31, 1997 and
    $14,790,000 at May 3,1998)                                 17,942,985         26,064,733
                                                             ------------       ------------
                                                               80,242,848         96,489,057
   Less accumulated depreciation                               23,974,540         27,895,253
                                                             ------------       ------------

                                                               56,268,308         68,593,804

Other assets                                                      148,716            122,050
                                                             ------------       ------------

                                                             $ 99,824,280       $109,813,520
                                                             ============       ============



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             October 31,          May 3,
                                                                1997               1998
                                                            ------------       ------------
                                                                               (Unaudited)
Current liabilities:

   Current portion of long-term debt                        $    944,793       $    689,649
   Trade accounts payable                                      6,175,501          6,153,823
   Accounts payable to related parties                         1,471,748          1,823,425
   Accrued payroll and benefits                                1,929,420          2,068,662
   Accrued expenses                                            1,491,360          2,489,902
   Income taxes payable                                        1,257,872          1,366,872
                                                            ------------       ------------

    Total current liabilities                                 13,270,694         14,592,333

Long-term debt, less current portion                           2,056,766          2,965,925
Deferred income taxes                                          3,140,000          3,115,000
                                                            ------------       ------------

    Total liabilities                                         18,467,460         20,673,258
                                                            ------------       ------------

Commitments and contingencies                                       --                 --
Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
    2,000,000 shares; no shares issued or outstanding               --                 --
   Common stock, $.01 par value.  Authorized
    20,000,000 shares; issued and outstanding
    7,771,167 shares, at October 31, 1997, and
    7,799,801 shares at May 3, 1998                               77,712             77,998
   Additional paid-in capital                                 50,887,737         51,236,041
   Retained earnings                                          30,391,371         37,826,223
                                                            ------------       ------------

    Total stockholders' equity                                81,356,820         89,140,262
                                                            ------------       ------------

                                                            $ 99,824,280       $109,813,520
                                                            ============       ============



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED


                                                 Three months ended                       Six months ended
                                          --------------------------------        --------------------------------
                                             May 4,               May 3,              May 4,              May 3,
                                              1997                1998                1997                1998
                                          ------------        ------------        ------------        ------------
Net sales                                 $ 32,791,946        $ 45,114,061        $ 60,329,340        $ 85,846,434
Cost of sales                               26,400,843          34,968,556          48,641,378          67,491,983
                                          ------------        ------------        ------------        ------------

   Gross profit                              6,391,103          10,145,505          11,687,962          18,354,451
                                          ------------        ------------        ------------        ------------


Operating expenses                           2,459,161           3,197,771           4,685,026           5,854,715
                                          ------------        ------------        ------------        ------------

        Earnings from operations             3,931,942           6,947,734           7,002,936          12,499,736
                                          ------------        ------------        ------------        ------------

Other income (expense):
   Interest expense                            (55,750)            (49,463)           (133,928)            (99,950)
   Interest income                              81,756              28,680             199,747              94,989
   Other                                          (762)             (4,077)             (2,440)             (9,923)
                                          ------------        ------------        ------------        ------------

   Net other income (expense)                   25,244             (24,860)             63,379             (14,884)
                                          ------------        ------------        ------------        ------------


Earnings before income taxes                 3,957,186           6,922,874           7,066,315          12,484,852

Income taxes                                 1,495,000           2,875,000           2,690,000           5,050,000
                                          ------------        ------------        ------------        ------------

       Net earnings                       $  2,462,186        $  4,047,874        $  4,376,315        $  7,434,852
                                          ============        ============        ============        ============


Basic net earnings per share              $        .32        $        .52        $        .57        $        .96
                                          ============        ============        ============        ============

Weighted average shares outstanding          7,685,512           7,781,254           7,663,029           7,777,604
                                          ============        ============        ============        ============

Diluted net earnings per share            $        .32        $        .50        $        .56        $        .92
                                          ============        ============        ============        ============

Weighted average shares outstanding          7,782,193           8,084,704           7,747,637           8,052,886
                                          ============        ============        ============        ============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                      FOR THE SIX MONTHS ENDED MAY 3, 1998


                                            Common Stock                Additional                            Total
                                     ---------------------------         paid-in          Retained        Stockholders'
                                       Shares           Amount           Capital          Earnings            Equity
                                     ---------       -----------       -----------       -----------       -----------
Balance at October 31, 1997          7,771,167       $    77,712       $50,887,737       $30,391,371       $81,356,820

Issuance of common stock on
   exercise of stock options            28,634               286           348,304              --             348,590

Net earnings (unaudited)                  --                --                --           7,434,852         7,434,852
                                     ---------       -----------       -----------       -----------       -----------

Balance at May 3, 1998               7,799,801       $    77,998       $51,236,041       $37,826,223       $89,140,262
                                     =========       ===========       ===========       ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                     Six months ended
                                                             --------------------------------
                                                                 May 4,              May 3,
                                                                 1997                 1998
                                                             ------------        ------------
Cash flows from operating activities:
   Net earnings                                              $  4,376,315        $  7,434,852
   Adjustments to reconcile net earnings income to net
    cash provided by (used in) operating activities:
    Depreciation                                                3,154,846           3,920,713
   Changes in assets and liabilities:
    (Increase) in accounts receivable                          (2,082,181)         (3,094,904)
    (Increase) in inventories                                  (1,191,975)         (2,739,385)
    (Increase) in prepaid expenses                               (469,572)           (398,549)
    (Increase) in deferred tax asset                              (56,000)           (125,000)
    Decrease in other assets                                       26,667              26,666
    Increase in accounts payable,
      accounts payable to related parties and other
      accrued expenses                                            201,958           1,467,783
    (Decrease) increase in income taxes payable                  (985,000)            109,000
    Increase (decrease) in net deferred tax liability             156,000             (25,000)
                                                             ------------        ------------

   Net cash provided by operating activities                    3,131,058           6,576,176
                                                             ------------        ------------

Cash flows from investing activities:
    (Purchases) of property, plant and equipment               (8,519,114)        (16,246,209)
    Sales of marketable securities                              4,500,000           6,750,000
                                                             ------------        ------------

   Net cash (used in) investing activities                     (4,019,114)         (9,496,209)
                                                             ------------        ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                       144,148             348,590
    (Payments) proceeds from long-term debt                      (933,098)            654,015
                                                             ------------        ------------

   Net cash (used in) provided by financing activities           (788,950)          1,002,605
                                                             ------------        ------------

   Net (decrease) in cash                                      (1,677,006)         (1,917,428)
   Cash at beginning of period                                  2,592,578           2,415,335
                                                             ------------        ------------

   Cash at end of period                                     $    915,572        $    497,907
                                                             ============        ============

   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                             $    157,100        $    100,233
        Income taxes                                         $  3,832,000        $  5,091,000
                                                             ============        ============

     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 3, 1998
                                   (UNAUDITED)


(1)     INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements of Special Devices, Incorporated, a Delaware corporation, include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1997. Operating results for the six month period ended May 3, 1998 are not necessarily indicative of the operating results which may be expected for the full fiscal year.


(2)     ACCOUNTS RECEIVABLE

Accounts receivable are as follows:

                                                     October 31,         May 3,
                                                        1997              1998
                                                    -----------       -----------
         Commercial Customers                       $11,897,328       $15,826,034
         U.S. Government                              1,295,349         1,890,206
         U.S. Government Subcontractors               5,044,326         3,691,569
                                                    -----------       -----------

                                                     18,237,003        21,407,809
         Less allowance for doubtful accounts            44,126           120,028
                                                    -----------       -----------

           Total                                    $18,192,877       $21,287,781
                                                    ===========       ===========


(3)     INVENTORIES

    Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                 October 31,          May 3,
                                                    1997              1998
                                                -----------       -----------
         Raw materials and components           $ 4,840,722       $ 5,001,480
         Work in process                          6,234,248         8,952,696
         Finished goods                             920,809           518,004
         Inventoried costs relating to
           long term contracts, net of
           amounts attributed to revenues
           recognized to date                     2,558,835         3,633,322
                                                -----------       -----------
                                                 14,554,614        18,105,502
         Less progress payments related
          to long-term contracts                       --             811,503
                                                -----------       -----------

                                                $14,554,614       $17,293,999
                                                ===========       ===========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 3, 1998
                                   (UNAUDITED)



Inventoried costs relate to costs of products currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.

(4)     NOTES PAYABLE AND LONG-TERM DEBT

    Long-term debt consisted of the following:

                                       October 31,          May 3,
                                          1997              1998
                                       ----------       ----------
         Bank borrowings               $  530,530       $  503,488
         Bank revolver                    750,000        1,500,000
         Finance company                1,713,641        1,652,086
         Other notes                        7,388             --
                                       ----------       ----------

                                        3,001,559        3,655,574
            Less current portion          944,793          689,649
                                       ----------       ----------

                                       $2,056,766       $2,965,925
                                       ==========       ==========


    The Company has a Credit Agreement with a bank, which was renewed in April 1998, which expires May 1, 2000. Borrowings under the Credit Agreement bear interest at the bank's Reference Rate less .25 percentage point, or at the Company's option, at LIBOR plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for standby letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion. At October 31, 1997, and May 3, 1998, $750,000 and $1,500,000, respectively, was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1. In addition, the Company had outstanding approximately $5,500,000 of performance bonds secured by standby letters of credit related to the development of new facilities (see Footnote 8).

    The Company's wholly-owned subsidiary, Scot, Inc. has a term loan with a bank, secured by certain real property of Scot. The principal balance outstanding at October 31, 1997, was $530,500, and at May 3, 1998 was $503,500. The loan is being amortized with monthly payments of approximately $7,800, including interest of 1.9% over the bank's LIBOR rate (5.72% at May 3, 1998), adjusted monthly through August 2001, at which time the remaining balance is due.

    The finance company note is secured by related equipment. The note is being amortized over 12 years with interest at prime plus one-half percent through November 2006, when the note will be fully amortized. Monthly payments are approximately $23,100. The unpaid balance at October 31, 1997 was $1,713,600, and at May 3, 1998 was $1,652,100.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 3, 1998
                                   (UNAUDITED)



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

    No options were granted during the quarter ended May 3, 1998 and 11,134 options were exercised at prices ranging from $9.50 to $17.75 per share. At May 3, 1998, there were options outstanding to purchase 243,272 shares, which options were exercisable with respect to 127,905 shares.

    In December 1996, the Company's Stock Option Committee authorized stock option grants to certain employees via a special grant which is not part of the 1991 Stock Option Plan. Under terms of this authorization, options to purchase 130,000 shares were granted which vest ratably over 5 years from the grant date, options to purchase 312,000 shares vest ratably over a period ranging from 5 to 8 years from the grant date. The grants for the later options contain vesting acceleration clauses during the first 36 months of the option; the acceleration clauses are contingent upon the price of the Company's Common Stock attaining a certain level, and upon the Company attaining certain earnings levels. As of May 3, 1998, options to purchase 312,000 shares have vested under the acceleration clauses, and options to purchase 26,000 shares have vested due to the passage of time. The options were granted at the fair market value of the stock on the grant date, which was $17.00 per share.

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

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 3, 1998
                                   (UNAUDITED)



(7)  INCOME TAXES

    The provisions for income taxes consist of the following for each respective six months ended:

                                May 4,            May 3,
                                1997               1998
                            -----------        -----------
          Current:
              Federal       $ 2,074,000        $ 4,116,000
              State             516,000          1,084,000
                            -----------        -----------

                            $ 2,590,000        $ 5,200,000
         Deferred:
              Federal       $    72,000        $   (93,000)
              State              28,000            (57,000)
                            -----------        -----------

                            $   100,000        $  (150,000)
                            ===========        ===========
         Total:
              Federal       $ 2,146,000        $ 4,023,000
              State             544,000          1,027,000
                            -----------        -----------

                            $ 2,690,000        $ 5,050,000
                            ===========        ===========


   Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                    October 31,           May 3,
    Deferred tax liabilities: - Non-current:           1997               1998
    ----------------------------------------       -----------        -----------
             Depreciation                          $(3,140,000)       $(3,115,000)
                                                   ===========        ===========
    Deferred tax assets -current:
    -----------------------------
             Allowance for doubtful accounts       $    22,000        $    46,000
             Inventory                                 506,000            722,000
             Vacation                                  445,000            296,000
             State taxes                                18,000             52,000
                                                   -----------        -----------

                                                       991,000          1,116,000
                                                   -----------        -----------

             Net deferred tax liability            $(2,149,000)       $(1,999,000)
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

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 3, 1998
                                   (UNAUDITED)



    The provisions for income tax expense for the six months ended 1997 and 1998 differ from the provisions that would have resulted from applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:


                                                May 4,            May 3,
                                                1997              1998
                                            -----------        -----------
         Income taxes at Federal rate       $ 2,402,000        $ 3,976,000
         State income taxes                     636,000          1,124,000
         Other                                 (348,000)           (50,000)
                                            -----------        -----------

                                            $ 2,690,000        $ 5,050,000
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

    The Company had commitments at May 3, 1998 to acquire capital equipment, at cost aggregating approximately $3,900,000, primarily for production and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company is currently building new facilities. Total net cost of the project is estimated at approximately $28,000,000 of which $14,800,000 had been spent at May 3, 1998 and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending approximately an additional 12,000,000 in fiscal year 1998 and approximately $5,200,000 in fiscal year 1999 to complete this project. The Company plans to sell two commercial lots being developed as part of this project, the proceeds of which are expected to reduce the net project cost to approximately $28,000,000. The Company has committed to complete the building construction, the total cost of which is estimated to be approximately $16,000,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 3, 1998 TO THE THREE MONTHS ENDED MAY 4, 1997

   Net Sales

    The majority of air-bag initiators sold by the Company are sold to TRW and Autoliv ASP Incorporated (formerly Morton International). The initiators sold to TRW are more complex, and contain a higher material content, than the initiators sold to Autoliv, and consequently are sold for a higher average unit price than the initiators sold to Autoliv.

    Net sales for the Automotive Products Division increased by $11,232,000, or 45.2%, to $36,095,000 for the quarter ended May 3, 1998 compared to sales of $24,863,000 for the same quarter of the previous year. The increase in sales represents an approximate 68.8% increase in units shipped in the current year quarter compared to the same quarter last year, offset by a reduction in the average unit selling price of an initiator, and by a greater number of initiators sold to Autoliv as a percent of total initiators sold during the quarter. The increase in the number of initiators sold was due to the use of airbags as the primary means of compliance with the federal regulations which require automatic frontal crash protection systems for the driver and front passenger. Sales to TRW as a percent of Automotive Products Division sales were 49.7% for the second quarter, compared to 62.2% for the same period last year, and were 39.7% of total Company sales in the second quarter compared to 47.2% of total Company sales for the same period last year. Sales to Autoliv were 28.5% of Automotive Products Division sales and were 22.8% of total Company sales for the current year second quarter, compared to 23.1% of Automotive Products Division and 17.5% of total Company sales for the same period last year.

    Net sales for the Aerospace Division were $9,019,000 for the second quarter, an increase of $1,090,000, or 13.8% compared to sales of $7,929,000 for the second quarter last year. The increase in sales was the result of increased shipments of products used on several missile programs and due to entering the production phase of the bomb ejector program in the current year.

   Cost of Sales

     Cost of sales for the Automotive Products Division increased by $8,230,000, or 39.5%, to $29,073,000 for the three months ended May 3, 1998, compared to cost of sales of $20,843,000 for the same period of 1997. Gross profit as a percent of sales was 19.5% for the second quarter compared to 16.1% for the same period last year. The increase in margin reflects the effects of continuing improved yields from automated equipment, reduced material costs, and a larger revenue base over which overhead costs were spread, partially offset by a 14% decrease in the average sales price in the second quarter of the current year compared to the same period last year. In addition to the effort to reduce average unit production cost by improving yields from existing automated equipment, the Automotive Products Division is continuing its focus on cost reduction by: a) reducing material cost through vertical integration and strategic alliances with key vendors; b) reducing scrap; and c) redesigning certain initiator parts.

    Cost of sales for the Aerospace Division increased by $338,000, or 6.1% to $5,896,000, compared to cost of sales of $5,558,000 for the same period last year. Gross profit as a percent of sales was 34.6% in the second quarter compared to 29.9% for the same quarter last year. The increase in gross profit percent during the current quarter was due to the mix of products shipped, as well as increased efforts to review and control variable production overhead expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

   Operating Expenses

    Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged directly those operating expenses incurred by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. Total administrative expenses (which are allocated) for the second quarter of 1998 were approximately the same as total administrative expenses (which are allocated) for the same period last year. In 1998 these costs have been allocated approximately 70% to the Automotive Products Division; in 1997 these costs were allocated approximately equally to each division.

    Operating expenses for the Automotive Products Division increased by $489,000, or 40.3%, to $1,702,000 for the three months ended May 3, 1998 compared to operating expenses of $1,213,000 for the same period in 1997. As a percentage of sales, operating expenses were 4.7% compared to 4.9% for the same period last year. The dollar increase in operating expenses was incurred to support the 68.8% increase in units shipped in the current year quarter. The improved margin reflects the effects of fixed operating expenses being spread across a higher level of sales in the current year quarter, as well as the results of efforts to control variable expenses.

    Operating expenses for the Aerospace Division increased by $250,000, or 20.1%, to $1,496,000 in the second quarter compared to operating expenses of $1,246,000 for the same quarter last year. As a percentage of sales, operating expenses were 16.6% compared to 15.7% for the same period last year. The increase in operating expenses occurred to support the higher level of sales in the current year quarter.

    Other Income and Expense

    Other income (expense) consists primarily of interest income and interest expense. Net other income (expense) was $25,000 expense in the second quarter of 1998, compared to other income of $25,000 for the same period last year. Interest income was $29,000 in the second quarter of 1998 compared to interest income of $82,000 for the second quarter of last year. The reduction in interest income was the result of lower average balances of invested funds during the current year quarter. Interest expense was $49,000 in the second quarter of 1998, compared to interest expense of $56,000 for the same period last year. The decrease of $7,000 was the result of lower average balances outstanding for long-term debt in the current period as a result of scheduled principal payments.

COMPARISON OF THE SIX MONTHS ENDED MAY 3, 1998 TO THE SIX MONTHS ENDED MAY 4,
1997

   Net Sales

    The majority of air-bag initiators sold by the Company are sold to TRW and Autoliv ASP Incorporated (formerly Morton International). The initiators sold to TRW are more complex, and contain a higher material content, than the initiators sold to Autoliv, and consequently are sold for a higher average unit price than the initiators sold to Autoliv.

    Sales for the Automotive Products Division were $71,843,000 for the six months ended May 3, 1998, compared to sales of $48,439,000 for the comparable period of the preceding year. The increase in sales represents an approximate 76.5% increase in units shipped for the first six months of the current fiscal year compared to the same period last year, offset partially by a reduction in the average unit selling price of an initiator due primarily to the mix of products sold to TRW and Autoliv. The increase of $23,404,000, or 48.3%, was the result of the increased demand for initiators which reflects increasing implementation of airbags for cars produced in the United States and accelerating rates of implementation of airbags in European and Pacific Rim countries. Sales to TRW as a percent of the Division's total sales were 50.1% for the first six months of the current fiscal year compared to 66.0% for the same period last year, and were 41.9% of total Company sales this

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



year compared to 53.0% for the same period last year. Sales to Autoliv were 30.3% of Automotive Products Division sales and were 25.3% of total company sales for the six months ended May 3, 1998, compared to 21.5% of Automotive Products Division and 17.2% of total Company sales for the same period last year.

    Sales for the Aerospace Division were $14,004,000 for the first six months of the current year, compared to sales of $11,890,000 for the same period last year, an increase of $2,114,000 or 17.8%. The increase in sales was the result of continued shipments of products used on several missile programs and due to entering the production phase of the bomb ejector program in the current year.

   Cost of Sales

    Cost of sales for the Automotive Products Division was $58,121,000 for the first six months of the current fiscal year, compared to cost of sales of $40,399,000 for the same period last year. The increase of $17,722,000, or 43.9%, was the result of increased costs associated with increased sales during the same period. Gross profit as a percent of sales was 19.1% for the current six month period compared to 16.6% for the same period last year. The increase was due to a) improved yields from automated equipment; b) reduced material costs; and c) a larger revenue base over which overhead costs were spread, offset partially by a reduction of 16% in the average sales price of an initiator in the current year period compared to the same period last year. The reduction in average unit selling price was due primarily to a change in mix of products sold to TRW and Autoliv.

    Cost of sales for the Aerospace Division increased $1,129,000, or 13.7%, to $9,371,000 for the first six months of the current year, compared to cost of sales of $8,242,000 for the same period last year. Gross profit as a percent of sales was 33.1% in the current period, compared to 30.7% last year, due to the mix of products shipped in the current year.

   Operating Expenses

    Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged directly those operating expenses incurred by that division. Second, each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to fairly reflect the benefit received by each operating division. Total administrative expenses (which are allocated) for the first six months of 1998 were approximately the same as total administrative expenses (which are allocated) for the same period last year. In 1998 these costs have been allocated approximately 70% to the Automotive Products Division; in 1997 these costs were allocated approximately equally to each division.

    Operating expenses for the Automotive Products Division were $3,457,000 for the first six months of the current fiscal year, an increase of $1,138,000, or 49.1%, compared to operating expenses of $2,319,000 for the same period last year. As a percentage of sales, operating expenses were 4.8% compared to 4.8% for the same period last year. The increase in expenses occurred primarily for more personnel required to support the 76.5% increase in the number of initiators sold during the current year period and from an increase in allocated Corporate expenses. The increase in Corporate expenses occurred primarily in increased personnel required to support the increased level of operations this year.

    Operating expenses for the Aerospace Division were $2,397,000 for the first six months of the current fiscal year, an increase of $31,000, or 1.3%, compared to operating expenses of $2,366,000 last year. As a percentage of sales, operating expenses were 17.1% compared to 19.9% for the same period last year. The Aerospace Division incurred small increases in certain operating costs in 1998, offset by a smaller percent of Corporate expenses allocated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

   Other Income and Expense

    Other income (expense) consists primarily of interest income and interest expense. Net other income (expense) was $15,000 expense in the first six months of 1998, compared to other income of $63,000 for the same period last year. Interest income was $95,000 in the first six months of 1998 compared to interest income of $200,000 for the same period last year. The reduction in interest income was due to lower average balances invested in the current year period. Interest expense was $100,000 in the first six months of 1998, compared to interest expense of $134,000 for the same period last year. The decrease of $34,000 was the result of the average balance outstanding for long-term debt being reduced with regularly scheduled principal payments.

   Liquidity and Capital Resources

    The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its common stock. In December 1996, the Company signed a credit agreement (the "Credit Agreement") with a bank which was renewed in April 1998. The Credit Agreement expires May 1, 2000. Any borrowings under the Credit Agreement bear interest at the bank's Reference Rate (8.5% at May 3, 1998) less .25 percentage point, or at the Company's option, at LIBOR (5.63% at May 3, 1998) plus .75 percentage point. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. Facility No. 1 may be used for commercial letters of credit not to exceed $500,000 and for stand by letters of credit not to exceed $6,000,000, which reduce the amount available under the agreement. In addition, the Company has the option of converting outstanding borrowings in increments of not less that $1,000,000, under Facility No. 2, to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at the bank's long-term interest rate in effect at the time of such conversion.

    Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of stock. The Company was in compliance with these provisions as of May 3, 1998. As of May 3, 1998, $1,500,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1.

    The Company's wholly owned subsidiary, Scot, Inc. has a term loan with a bank, which was renewed in August 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at May 3, 1998, was $503,500. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over the bank's LIBOR rate (5.72% at May 3, 1998). Any unpaid principal is due on August 1, 2001.

    In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane and delivered a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period with interest at prime plus one-half percent. The unpaid balance of this note at May 3, 1998 was $1,652,100. The plane is being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases the airplane for use by third parties when not in use by the Company in order to defray a portion of the costs.

    During the six months ended May 3, 1998, the Company generated cash flow from operations of $6,576,200. Capital expenditures, primarily for payments related to automated manufacturing equipment and new production facilities, amounted to $16,246,200. Principal payments of long-term debt aggregated $88,600. These net cash outflows were funded by cash flow from operations and the use of existing cash on hand. At May 3, 1998, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Company had cash and marketable securities on hand of $498,000 and additional borrowing capacity available under its Credit Agreement of $15,000,000.

    At May 3, 1998, the Company had working capital of $26,505,000 as compared to working capital of $30,137,000 at October 31, 1997. The decrease of $3,632,000 was due primarily to a decrease in cash and marketable securities of $8,667,000, an increase in accounts payable of $329,000, and an increase in accrued liabilities of $1,138,000, offset partially by an increase in accounts receivable of $3,095,000, an increase in inventories of $2,739,000 and an increase in prepaid expenses of $399,000. The decrease in cash was the result of increased expenditures for capital equipment and the completion of the Moorpark facility currently under construction. The increase in accounts payable and accrued liabilities, and in accounts receivable and inventories, occurred to support the increased level of operations this year.

    In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company is currently building new facilities. Total net cost of the project is estimated at approximately $28,000,000, of which $14,800,000 had been spent at May 3, 1998 and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending approximately an additional $12,000,000 in fiscal year 1998 and approximately $5,200,000 in fiscal year 1999 to complete this project. The Company plans to sell two commercial lots being developed as part of this project, the proceeds of which are expected to reduce the net project cost to approximately $28,000,000. The Company has committed to complete the building construction, the total cost of which is estimated to be approximately $16,000,000. The Company believes it has available adequate cash and marketable securities, cash flow from operations, and borrowing capacity to adequately finance this project. The Company believes additional term financing is available for this project to the extent required, however there can be no assurance that such financing will be available when required.

    The Company anticipates that working capital requirements will increase in 1998 as compared to 1997 to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company believes that it can meet its expected working capital requirements for the foreseeable future from existing cash and marketable securities on hand, cash flow from operations and borrowings under its Credit Agreement. The Company had commitments to acquire capital equipment at May 3, 1998 aggregating approximately $3,900,000 related primarily to additional production equipment, and other support equipment required for the increased operations of the Automotive Products Division.

    The statements above regarding the land purchased by the Company in Moorpark, the construction of facilities on that land by the Company, and the amounts and timing of expenditures are forward-looking statements. Actual results and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company, the Company's not encountering any unforeseen conditions relating to the property that make completion of the land infrastructure work or construction more expensive, difficult or time intensive that is currently expected, and the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above, and other factors which may develop during the course of this project.

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

Item 4. Submission of matters to a vote of stockholders. The Company's Annual Stockholders' Meeting was held on March 25, 1998 at which time the stockholders voted to re-elect Messrs. J. Nelson Hoffman, Robert S. Ritchie and Jack B. Watson as directors to serve until the 2001 Annual Stockholders' Meeting. The voting was as follows:

                              Election of Directors

                                  J. Nelson      Robert S.       Jack B.
         Votes                    Hoffman        Ritchie         Watson
         -----                    -------        -------         ------
         For                     5,512,536       5,504,963       5,503,787
         Withheld                    4,853          12,426          13,602
         Abstain                      --              --              --
         Broker non-vote              --              --              --
         Against                      --              --              --


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


                                       SPECIAL DEVICES, INCORPORATED


DATED:  June 15, 1998                  /s/  THOMAS F. TREINEN
                                       ------------------------------------
                                       Chairman of the Board and
                                       President


DATED:  June 15, 1998                  /s/   JOHN T. VINKE
                                       ------------------------------------
                                       Vice President Finance and
                                       Chief Financial Officer