Form 10-Q
period 1998-08-02
SPECIAL DEVICES INC /DE
filed 1998-09-09
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended:             AUGUST 2, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

Commission file number:    0-19330


                          SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               95-3008754
------------------------------                               -------------------
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

At August 31, 1998, the total number of outstanding shares of registrant's common stock was 7,809,801.

PART I -  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     October 31,        August 2,
                                                                                        1997              1998
                                                                                    -------------    --------------
                                                                                                       (Unaudited)
Current assets:
    Cash                                                                            $   2,415,335    $      150,548
    Marketable securities                                                               6,750,000              -
    Accounts receivable, net of allowance of
       $44,126 at October 31, 1997 and  $210,028 at
       August 2, 1998 for doubtful accounts                                            18,192,877        20,934,689
    Inventories                                                                        14,554,614        20,050,993
    Prepaid expenses                                                                      503,430         1,023,277
    Deferred income taxes                                                                 991,000         1,366,000
                                                                                    -------------    --------------

       Total current assets                                                            43,407,256        43,525,507
                                                                                    -------------    --------------



Property, plant and equipment, at cost:
    Land                                                                                1,611,331         1,611,331
    Buildings                                                                           7,963,637         7,981,594
    Machinery and equipment                                                            44,080,413        52,450,128
    Furniture and fixtures                                                              2,844,116         3,263,209
    Transportation equipment                                                            2,486,034         2,538,580
    Leasehold improvements                                                              3,314,332         3,830,482
    Construction in progress (includes land and facility costs of
       $9,440,000 at October 31, 1997 and $20,910,000 at August 2, 1998)               17,942,985        33,949,946
                                                                                    -------------    --------------
                                                                                       80,242,848       105,625,270
    Less accumulated depreciation                                                      23,974,540        30,014,109
                                                                                    -------------    --------------

                                                                                       56,268,308        75,611,161

Other assets                                                                              148,716           108,716
                                                                                    -------------    --------------

                                                                                    $  99,824,280    $  119,245,384
                                                                                    =============    ==============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    October 31,       August 2,
                                                                       1997             1998
                                                                  -------------    --------------
                                                                                     (Unaudited)
Current liabilities:
    Current portion of long-term debt                             $     194,793    $      190,747
    Bank revolver                                                       750,000         1,531,000
    Trade accounts payable                                            6,175,501         8,983,324
    Accounts payable to related parties                               1,471,748           280,920
    Accrued payroll and benefits                                      1,929,420         1,904,086
    Accrued expenses                                                  1,491,360         3,883,978
    Income taxes                                                      1,257,872         3,476,871
                                                                  -------------    --------------

       Total current liabilities                                     13,270,694        20,250,926

Long-term debt, less current portion                                  2,056,766         1,918,646
Deferred income taxes                                                 3,140,000         3,415,000
                                                                  -------------    --------------

       Total liabilities                                             18,467,460        25,584,572
                                                                  -------------    --------------


Commitments and contingencies                                               -                -

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized
       2,000,000 shares; no shares issued or outstanding                    -                -
    Common stock, $.01 par value.  Authorized
       20,000,000 shares; issued and outstanding
        7,771,167 shares at October 31, 1997, and
        7,809,801 shares at August 2, 1998
                                                                         77,712            78,098
    Additional paid-in capital                                       50,887,737        51,362,516
    Retained earnings                                                30,391,371        42,220,198
                                                                  -------------    --------------

    Total stockholders' equity                                       81,356,820        93,660,812
                                                                  -------------    --------------


                                                                  $  99,824,280    $  119,245,384
                                                                  =============    ==============



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED



                                               Three months ended                  Nine months ended
                                        -------------------------------     -------------------------------
                                           August 3,         August 2,        August 3,         August 2,
                                            1997    *         1998              1997   *           1998
                                        -------------     -------------     -------------     -------------

Net sales                               $  36,970,324     $  43,399,898     $  97,299,664     $ 129,246,332
Cost of sales                              29,876,026        32,896,662        78,517,404       100,388,645
                                        -------------     -------------     -------------     -------------

    Gross profit                            7,094,298        10,503,236        18,782,260        28,857,687
                                        -------------     -------------     -------------     -------------

Operating expenses                          2,547,354         3,197,772         7,234,820         9,062,410
                                        -------------     -------------     -------------     -------------


       Earnings from operations             4,546,944         7,305,464        11,547,440        19,795,277
                                        -------------     -------------     -------------     -------------

Net interest income (expense):
    Interest (expense)                        (67,229)          (46,439)         (201,157)         (146,389)
    Interest income                            75,717             9,950           275,464           104,939
                                        -------------     -------------     -------------     -------------

       Net interest income (expense)            8,488           (36,489)           74,307           (41,450)
                                        -------------     -------------     -------------     -------------

Earnings before income taxes                4,555,432         7,268,975        11,621,747        19,753,827
Income taxes                                1,760,000         2,875,000         4,450,000         7,925,000
                                        -------------     -------------     -------------     -------------

       Net earnings                     $   2,795,432     $   4,393,975     $   7,171,747     $  11,828,827
                                        =============     =============     =============     =============



Basic net earnings per share            $         .36     $         .56     $         .94     $        1.52
                                        =============     =============     =============     =============

Weighted average shares outstanding         7,685,087         7,792,730         7,664,627         7,786,755
                                        =============     =============     =============     =============

Diluted net earnings per share          $         .36     $         .54     $         .93     $        1.46
                                        =============     =============     =============     =============

Weighted average shares outstanding         7,760,565         8,156,109         7,741,942         8,091,403
                                        =============     =============     =============     =============



* Certain amounts have been re-classified to conform with 1998 classifications.


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                    FOR THE NINE MONTHS ENDED AUGUST 2, 1998



                                                               Additional                      Total
                                        Common Stock            paid-in        Retained      Stockholders'
                                    Shares         Amount       Capital        Earnings        Equity
                                 -----------    -----------    -----------    -----------    -----------
Balance at October 31, 1997        7,771,167    $    77,712    $50,887,737    $30,391,371    $81,356,820

Issuance of common stock on
    exercise of stock options         38,634            386        474,779             --        475,165

Net earnings (unaudited)                                 --             --     11,828,827     11,828,827
                                 -----------    -----------    -----------    -----------    -----------

Balance at August 2, 1998          7,809,801    $    78,098    $51,362,516    $42,220,198    $93,660,812
                                 ===========    ===========    ===========    ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                           Nine months ended
                                                                 -----------------------------------
                                                                   August 3,              August 2,
                                                                    1997                    1998
                                                                 ------------           ------------
Cash flows from operating activities:
    Net earnings                                                 $  7,171,747           $ 11,828,827
    Adjustments to reconcile net earnings to net
       cash provided by (used in) operating activities:
       Depreciation                                                 4,657,994              6,039,569
    Changes in assets and liabilities:
       (Increase) in accounts receivable                           (1,962,585)            (2,741,812)
       Decrease (increase) in inventories                             603,740             (5,496,379)
       (Increase) in prepaid expenses                                (305,606)              (519,847)
       (Increase) in deferred income taxes                           (100,000)              (100,000)
       Decrease in other assets                                        40,000                 40,000

       Increase in accounts payable,
          accounts payable to related parties and
          other accrued expenses                                      760,857              3,984,279
       (Decrease) increase in income taxes payable                   (100,000)             2,218,999
                                                                 ------------           ------------

    Net cash provided by operating activities                      10,766,147             15,253,636
                                                                 ------------           ------------

Cash flows from investing activities:
       (Purchases) of property, plant and equipment               (13,816,986)           (25,382,422)
       Sales of marketable securities                               4,500,000              6,750,000
                                                                 ------------           ------------

    Net cash (used in) investing activities                        (9,316,986)           (18,632,422)
                                                                 ------------           ------------

Cash flows from financing activities:
       Proceeds from issuance of common stock                         224,145                475,165
       Payments of long-term debt                                    (146,735)              (101,158)
       Net borrowings under revolving line of credit                       --                781,000
       Net (repayment) of notes payable to bank                    (2,164,886)               (41,008)
                                                                 ------------           ------------

    Net cash (used in) provided by financing activities            (2,087,476)             1,113,999
                                                                 ------------           ------------

    Net (decrease) in cash                                           (638,315)            (2,264,787)
    Cash at beginning of period                                     2,592,578              2,415,335
                                                                 ------------           ------------

    Cash at end of period                                        $  1,954,263           $    150,548
                                                                 ============           ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
          Interest                                               $    211,572           $    146,760
          Income taxes                                              4,907,000              5,806,000
                                                                 ============           ============


     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 2, 1998
                                   (UNAUDITED)



(1)   INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements of Special Devices, Incorporated, a Delaware corporation, include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1997. Operating results for the nine month period ended August 2, 1998 are not necessarily indicative of the operating results for the full fiscal year.


(2)   ACCOUNTS RECEIVABLE

      Accounts receivable from long-term contracts are as follows:

                                                                             October 31,           August 2,
                                                                                1997                 1998
                                                                           -------------         -------------

         U.S. Government                                                   $   1,295,349         $   1,838,604
         U.S. Government contractors                                           5,044,326             5,247,639
         Commercial customers                                                 11,897,328            14,058,474
                                                                           -------------         -------------

                                                                              18,237,003            21,144,717
         Less allowance for doubtful accounts                                     44,126               210,028
                                                                           -------------         -------------

             Total                                                         $  18,192,877         $  20,934,689
                                                                           =============         =============

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 2, 1998
                                   (UNAUDITED)



(3)   INVENTORIES

      Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                                             October 31,            August 2,
                                                                                1997                  1998
                                                                           -------------         -------------
         Raw materials and components                                      $   4,840,722         $   6,339,742
         Work in process                                                       6,234,248            11,513,154
         Finished goods                                                          920,809               329,211
         Inventoried costs relating to
             long term contracts, net of
             amounts attributed to revenues
             recognized to date                                                2,558,835             3,813,401
                                                                           -------------         -------------
                                                                              14,554,614            21,995,508
         Less progress payments related
             to long-term contracts                                                   --             1,944,515
                                                                           -------------         -------------

                                                                           $  14,554,614         $  20,050,993
                                                                           =============         =============

Inventoried costs relate to costs of goods currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.


(4)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                           October 31,          August 2,
                                              1997                1998
                                           ----------          ----------
         Bank borrowings                   $  530,530          $  489,522
         Finance company note               1,713,641           1,619,871
         Other notes                            7,388                  --
                                           ----------          ----------

                                            2,251,559           2,109,393
             Less current portion             194,793             190,747
                                           ----------          ----------

                                           $2,056,766          $1,918,646
                                           ==========          ==========


      The Company has a Credit Agreement with a bank, which was renewed in April 1998, which expires May 1, 2000. Borrowings under the Credit Agreement bear interest at the bank's Reference Rate less 0.25%, or at the Company's option, at LIBOR plus 0.75%. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Facility No. 1 may be used for commercial letters of credit not to exceed a total of $500,000 and for standby letters of credit not to exceed $6,000,000 in the aggregate, which reduce the amount available under the

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 2, 1998
                                   (Unaudited)


Facility when incurred. In addition, the Company has the option of converting outstanding borrowings, in increments of not less than $1,000,000, under Facility No. 2 to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at a fixed rate equal to the bank's long-term interest rate in effect at the time of such conversion. At October 31, 1997, and August 2, 1998, $750,000 and $1,531,000, respectively, were outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1. In addition, at August 2, 1998, the Company had outstanding approximately $5,500,000 of performance bonds secured by standby letters of credit related to development of new facilities (see Footnote 8).

      The Company's wholly-owned subsidiary, Scot, Inc. has a term loan with a bank, secured by certain real property of Scot. The principal amount outstanding at October 31, 1997, was $530,500, and at August 2, 1998 was $489,500. The loan is being amortized with monthly payments of approximately $7,800, including interest at 1.9% over LIBOR (5.72% at August 2, 1998), adjusted monthly through August 2001, at which time the remaining balance is due.

      The finance company note is secured by related equipment. The note is being amortized over 12 years with interest at prime plus one-half percent through November 2006, when the note will be fully amortized. Monthly payments are approximately $23,100. The unpaid balance at October 31, 1997 was $1,713,600, and at August 2, 1998 was $1,619,900.

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

      No options were granted during the quarter ended August 2, 1998 and 10,000 options were exercised at prices ranging from $9.50 to $18.00 per share. At August 2, 1998, there were options outstanding to purchase 232,072 shares, which options were exercisable with respect to 117,605 shares.

      In December 1996, the Company's Stock Option Committee authorized stock option grants to certain employees via a special grant which is not part of the 1991 Stock Option Plan. Under terms of this authorization, options to purchase 130,000 shares were granted which vest ratably over 5 years from the grant date, and options to purchase 312,000 shares vest ratably over a period ranging from 5 to 8 years from the grant date. The grants for the latter options contain vesting acceleration clauses during the first 36 months of the option; the acceleration clauses are contingent upon the price of the Company's Common Stock attaining a certain level, and upon the Company attaining certain earnings levels. As of August 2, 1998, options to purchase 312,000 shares have vested under the acceleration clauses, and options to purchase 26,000 shares have vested due to the passage of time. The options were granted at the fair market value of the stock on the grant date, which was $17.00 per share.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 2, 1998
                                   (Unaudited)



(6)   NET INCOME PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. Earnings per share amounts for the prior period have been restated to conform to the Statement 128 requirements.

      Basic net earnings per share is computed by dividing net earnings by the weighted average number of common stock outstanding during the period. Diluted net earnings per share is computed by dividing net earnings by the weighted average number of common stock and dilutive stock equivalents outstanding during the period.


(7)   INCOME TAXES

      The provisions for income taxes consist of the following for each respective nine months ended:

                                           August 3,             August 2,
                                             1997                  1998
                                         -------------         -------------
         Current:
             Federal                     $   3,868,000         $   6,476,000
             State                             941,000             1,562,000
                                         -------------         -------------
                                         $   4,809,000         $   8,038,000
                                         =============         =============

         Deferred:
             Federal                     $    (309,000)        $    (126,000)
             State                             (50,000)               13,000
                                         -------------         -------------
                                         $    (359,000)        $    (113,000)
                                         =============         =============

         Total:
             Federal                     $   3,559,000         $   6,350,000
             State                             891,000             1,575,000
                                         -------------         -------------
                                         $   4,450,000         $   7,925,000
                                         =============         =============


                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 2, 1998
                                   (Unaudited)

Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                                             October 31,            August 2,
      Deferred tax liabilities:                                                 1997                  1998
      -------------------------                                            -------------         --------------
         Depreciation                                                      $  (3,140,000)        $  (3,415,000)
                                                                           =============         ==============

      Deferred tax assets:
      --------------------
         Allowance for doubtful accounts                                          22,000                80,000
         Inventory                                                               506,000               751,000
         Vacation accrual                                                        445,000               364,000
         State taxes                                                              18,000               171,000
                                                                           -------------         -------------

                                                                                 991,000             1,366,000
                                                                           -------------         -------------

         Net deferred tax liability                                        $  (2,149,000)        $  (2,049,000)
                                                                           =============         =============

      Management believes it is more likely than not that future operations will generate sufficient taxable income to realize deferred tax assets.

      The provisions for income taxes for the nine months ended 1997 and 1998 differ from the provisions that would have resulted by applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:

                                                                              August 3,             August 2,
                                                                                1997                  1998
                                                                           -------------         -------------
         Income taxes at Federal rate                                      $   3,837,000         $   6,162,000
         State income taxes                                                      959,000             1,629,000
         Other                                                                  (346,000)              134,000
                                                                           -------------         -------------

                                                                           $   4,450,000         $   7,925,000
                                                                           =============         =============

(8)   COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters are not expected to have a material adverse effect upon the results of operations or the financial position of the Company.

      The Company had commitments at August 2, 1998 to acquire capital equipment, at cost aggregating approximately $3,800,000, primarily for production and other support equipment required for the increased operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company is currently building new facilities. Total net cost of the project is estimated at approximately $27,000,000 of which $20,910,000 had been spent at August 2, 1998 and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending approximately an additional $7,000,000 in fiscal

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 2, 1998
                                   (Unaudited)



year 1998 and approximately $4,500,000 in fiscal year 1999 to complete this project. The Company plans to sell two commercial lots being developed as part of this project, the proceeds of which are expected to reduce the net project cost to approximately $27,000,000. The Company has committed to complete the building construction, the total cost of which is estimated to be approximately $18,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AUGUST 2, 1998 TO THE THREE MONTHS ENDED AUGUST 3, 1997

Net Sales

      Net sales for the Automotive Products Division were $33,153,000 for the quarter ended August 2, 1998, compared to net sales of $30,640,000 for the same period last year. The increase of $2,513,000, or 8.2%, was due to a 31% increase in units shipped during the current year quarter compared to the number of units shipped for the same period last year. The increase in units shipped resulted primarily from increased shipments to Autoliv ASP, Incorporated ("Autoliv") (formerly Morton International) under terms of a supplier agreement signed in November 1995. The initiators sold to Autoliv are generally sold at lower average unit selling prices than those sold to other customers, due to simplicity of design, resulting in net sales increasing at a slower rate than the increase in units sold. Net sales to TRW, Inc. ("TRW") as a percent of Automotive Products Division net sales were 46.4% for the current year third quarter compared to 60.9% for the same period last year, and were 35.4% of total Company net sales in the third quarter compared to 50.4% of total Company net sales for the same period last year. Net sales to Autoliv were 36.3% of Automotive Products Division net sales and were 27.7% of total Company net sales for the current year third quarter, compared to 27.8% and 23.0%, respectively, for the comparable periods last year.

      Net sales for the Aerospace Division were $10,247,000 for the current year third quarter, compared to net sales of $6,330,000 for the same period last year. The increase of $3,917,000, or 61.9%, was due primarily to a contract for production of a proprietary bomb ejector, which began in the current year, and also due to increased demand for products used in commercial satellite launch vehicles.

Cost of Sales

      Cost of sales was $27,068,000 for the Automotive Products Division for the quarter ended August 2, 1998, compared to cost of sales of $25,388,000 for the same period last year. The increase of $1,680,000, or 6.6%, was due to costs associated with increased net sales noted above. Gross profit as a percent of sales was 18.4% in the current period, compared to 17.1% for the same period last year. The improvement in gross profit as a percent of sales was due to reductions in scrap, improvements in automated machine yields, and other manufacturing efficiencies achieved in the current period.

      Cost of sales was $5,828,000 for the Aerospace Division for the quarter ended August 2, 1998, compared to cost of sales of $4,488,000 for the same period last year. The increase of $1,340,000, or 29.9%, was due to costs associated with increased net sales noted above. Gross profit as a percent of sales was 43.1% in the current year period compared to a gross profit as a percent of sales of 29.1% for the same period last year. The increase in gross profit as a percent of sales in the current period was due to the mix of products shipped (certain products such as spare parts realize higher gross margins than some production products) compared to last year, and due to the absorption of relatively stable overhead expenses over greater net sales in the current period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

      Operating expenses for the Automotive Products Division were $1,550,000 for the quarter ended August 2, 1998, compared to operating expenses of $1,458,000 for the same period last year. Operating expenses were comparable as net sales did not exceed the threshold that would necessitate significant additional operating expenses be incurred.

      Operating expenses were $1,648,000 for the Aerospace Division for the quarter ended August 2, 1998, compared to operating expenses of $1,089,000 for the same period last year. The increase of $559,000, or 51.3%, was the result of an increase in operating expenses incurred by the Corporate Division which were allocated to the Aerospace Division in the current year period, and due to increases in incentive bonus accruals in the current period. The increase in Corporate Division expenses was primarily other professional services costs.

Net Interest Income (Expense)

      Net interest income (expense) consists of interest expense on borrowings and interest income on short-term investments. Interest expense was $46,400 for the quarter ended August 2, 1998, compared to interest expense of $67,200 for the same period last year. The decrease of $20,800 occurred due to reduction of long-term debt through scheduled monthly principal payments. Interest income was $10,000 for the quarter ended August 2, 1998, compared to interest income of $75,700 for the same period last year. The reduction in interest income was due to lower average amounts invested in interest bearing securities during the current year third quarter.

COMPARISON OF THE NINE MONTHS ENDED AUGUST 2, 1998 TO THE NINE MONTHS ENDED AUGUST 3, 1997

Net Sales

      Net sales for the Automotive Products Division were $104,995,000 for the nine months ended August 2, 1998, compared to net sales of $79,079,000 for the same period last year. The increase of $25,916,000, or 32.8%, was due to a 58% increase in units shipped during the first nine months of 1998 compared to the number of units shipped for the same period last year. The increase in units shipped resulted primarily from increased shipments to Autoliv under terms of a supplier agreement signed in November 1995. The initiators sold to Autoliv are generally sold at lower average unit selling prices than those sold to other customers, due to simplicity of design, resulting in net sales increasing at a slower rate than the increase in units sold. Net sales to TRW as a percent of Automotive Products Division net sales were 48.9% for the nine months ended August 2, 1998, compared to 64.0% for the same period last year, and were 39.7% of total Company net sales in the current year compared to 52.0% of total Company net sales for the same period last year. Net sales to Autoliv as a percent of Automotive Products Division net sales were 32.2% for the nine months ended August 2, 1998, compared to 23.9% for the same period last year, and were 26.1% of total Company net sales in the current period compared to 19.4% for the same period last year.

      Net sales for the Aerospace Division were $24,251,000 for the nine months ended August 2, 1998, compared to net sales of $18,220,000 for the same period last year. The increase of $6,031,000, or 33.1%, was due primarily to a contract for production of a proprietary bomb ejector, which began in the current year, and also due to increased demand for products used in commercial satellite launch vehicles.

Cost of Sales

     Cost of sales was $85,189,000 for the Automotive Products Division for the nine months ended August 2, 1998, compared to cost of sales of $65,787,000 for the same period last year, an increase of $19,402,000, or 29.5%. The increase was due to costs associated with increased net sales noted above. Gross profit as a percent of net sales was 18.9% for the current year period, compared to gross profit as a percent of net sales of 16.8% for the same period last year. The improvement in gross profit as a percent of sales was due to reductions in scrap, improvements in automated machine yields, and other manufacturing efficiencies achieved in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

      Cost of sales for the Aerospace Division was $15,200,000 for the nine months ended August 2, 1998, compared to cost of sales of $12,730,000 for the same period last year. The increase of $2,470,000, or 19.4%, was due to costs associated with increased net sales during the first nine months of 1998. Gross profit as a percent of net sales was 37.3% for the nine months ended August 2, 1998, compared to gross profit as a percent of sales of 30.1% for the same period last year. The increase in gross profit as a percent of net sales in the current period was due to the mix of products shipped compared to last year, and due to the absorption of relatively stable overhead expenses over greater net sales in the current period.

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

      Operating expenses for the Automotive Products Division were $5,012,000 for the nine months ended August 2, 1998, compared to operating expenses of $3,778,000 for the same period last year. The increase of $1,234,000, or 32.7%, was due primarily to labor related cost increases incurred by the Automotive Products Division, and, to a lesser extent, to increases in Corporate expenses which were allocated to the Automotive Products Division. The increase in Corporate expenses was primarily other professional services costs.

      Operating expenses for the Aerospace Division were $4,051,000 for the nine months ended August 2, 1998, compared to operating expenses of $3,456,000 for the same period last year. The increase of $595,000, or 17.2%, was the result primarily of an increase in incentive bonus accruals in the current period.

Net Interest Income (Expense)

      Net interest income (expense) consists of interest expense on borrowings and interest income earned on short-term investments. Interest income was $104,900 for the nine months ended August 2, 1998, compared to interest income of $275,000 for the same period last year. The decrease in interest income during the first nine months of the current year was due to lower average amounts invested in interest bearing securities during the year compared to the same period last year. Interest expense was $146,400 for the nine months ended August 2, 1998, compared to interest expense of $201,000 for the same period last year. The decrease in the current year was due to lower average debt balances resulting from scheduled monthly principal payments.

Liquidity and Capital Resources

      The Company's primary sources of capital since its initial public offering in 1991 have been cash from operations and bank borrowings and, in fiscal year 1995, an additional public offering of its Common Stock. In December 1996, the Company signed a credit agreement (the "Credit Agreement") with a bank which was renewed in April 1998. The Credit Agreement expires May 1, 2000. Any borrowings under the Credit Agreement bear interest at the bank's Reference Rate (8.5% at August 2, 1998) less 0.25%, or at the Company's option, at LIBOR (6.42% at August 2, 1998) plus 0.75%. The Credit Agreement contains two revolving credit facilities. The Company may borrow up to $10,000,000 under Facility No. 1, and may borrow up to $12,000,000 under Facility No. 2. Borrowings under both facilities may be used for general and other corporate purposes. Facility No. 1 may be used for commercial letters of credit not to exceed a total of $500,000 and for stand by letters of credit not to exceed $6,000,000 in the aggregate, which reduce the amount available under the Facility when incurred. In addition, the Company has the option of converting outstanding borrowings in increments of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

not less than $1,000,000, under Facility No. 2, to a 5-year term loan. Any amounts converted to term debt under Facility No. 2 will bear interest at a fixed rate equal to the bank's long-term interest rate in effect at the time of such conversion.

      Substantially all of the Company's assets are pledged as collateral under the Credit Agreement. In addition, the Credit Agreement contains covenants that include requirements to meet certain financial tests and ratios (including minimum current ratio, debt service ratio, minimum tangible net worth, maximum debt ratio and maintenance of profitable annual operations) and restrictions and limitations on the sale of assets, new borrowings, mergers and purchases of the Company's stock. The Company was in compliance with these provisions as of August 2, 1998. As of August 2, 1998, $1,531,000 was outstanding under Facility No. 2, and no amounts were outstanding under Facility No. 1.

      The Company's wholly owned subsidiary, Scot, Inc. has a term loan with a bank, which was renewed in August 1996, secured by certain real property of Scot. The principal balance outstanding under the renewed loan at August 2, 1998, was $489,500. The loan is being amortized with monthly payments of approximately $7,800, including interest, adjusted monthly, at 1.9% over LIBOR (5.72% at August 2, 1998). Any unpaid principal is due on August 1, 2001.

      In November 1994, the Company purchased a new airplane from United Beechcraft, Inc. for $2,210,000. The Company made an initial payment of $110,500 for the plane and delivered a promissory note with Beech Acceptance Corporation, Inc. to finance the remaining balance of $2,099,500 over a 12-year period with interest at prime plus one-half percent. The unpaid balance of this note at August 2, 1998 was $1,619,900. The plane is being used primarily to transport Company officials between its Newhall, California and Mesa, Arizona facilities. In addition, the Company leases the airplane for use by third parties when not in use by the Company in order to defray a portion of the costs.

      During the nine months ended August 2, 1998, the Company generated cash from operations of $15,254,000. Capital expenditures, primarily for payments related to automated manufacturing equipment and production facilities, amounted to $25,382,000. Payments of contractual debt aggregated $142,000. These net cash outflows were funded by cash flow from operations and the use of existing cash on hand. At August 2, 1998, the Company had cash on hand of $150,500 and additional borrowing capacity under its Credit Agreement of $14,969,000.

      At August 2, 1998, the Company had working capital of $23,275,000 compared to working capital of $30,137,000 at October 31, 1997. The decrease of $6,862,000 was due to a decrease in cash and marketable securities of $9,015,000, an increase of $781,000 in borrowing under the Credit Agreement, an increase in accounts payable of $1,617,000, an increase in accrued expenses of $2,367,000, and an increase in income taxes payable of $2,219,000, partially offset by an increase in accounts receivable of $2,742,000, an increase in inventories of $5,496,000, an increase in prepaid expenses of $520,000, and an increase in deferred income taxes of $100,000. The decrease in cash and marketable securities, and the increase in bank borrowing, occurred primarily to make progress payments on new production equipment for lines currently being built for the Company and to pay for construction costs for the Company's new facility at Moorpark, California (the "Moorpark facility") (see below). The increase in accounts receivable was the result of increased net sales during the nine months ended August 2, 1998. The increase in inventories occurred to support higher net sales levels this year, especially in the Aerospace Division. The increase in accounts payable was the result of increased inventory levels. The increase in accrued expenses was due to increased levels of operations this year and the increase in income taxes payable was the result of increases in earnings before income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

      In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company is currently building the Moorpark facility. Total net cost of the project is estimated at approximately $27,000,000, of which $20,910,000 had been spent at August 2, 1998 and is included in construction in progress in the accompanying condensed consolidated balance sheet. The Company anticipates spending approximately an additional $7,000,000 in fiscal year 1998 and approximately $4,500,000 in fiscal year 1999 to complete this project. The Company plans to sell two commercial lots being developed as part of this project, and the expected proceeds of approximately $5,400,000 from these sales will be used to reduce the net project cost to approximately $27,000,000. The Company has committed to complete the building construction, the total cost of which is estimated to be approximately $18,000,000. The Company believes it has available adequate cash flow from operations and borrowing capacity to adequately finance this project. The Company believes additional term financing is available for this project to the extent required, however there can be no assurance that such financing will be available when required.

      The Company anticipates that working capital requirements will increase in fiscal 1998 as compared to fiscal 1997 to support the investment in inventories and accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company believes that it can meet its expected working capital requirements for the foreseeable future from cash provided from operations and borrowings under its Credit Agreement. The Company had commitments to acquire capital equipment at August 2, 1998 aggregating approximately $3,800,000 related primarily to additional production and other support equipment required for the increased operations of the Automotive Products Division.

      The statements above regarding the land purchase by the Company in Moorpark, completion of the construction of the Moorpark facility, the amounts and timing of expenditures, and the proposed sale of two commercial lots, are forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Actual results and the timing of those results may vary depending on various factors including, for example, the ability of the Company to obtain permits and approvals that do not contain conditions or restrictions that are unduly restrictive or otherwise unacceptable to the Company; the Company's not encountering any unforeseen conditions relating to the property that make completion of the construction more expensive, difficult or time intensive than is currently expected; the ability of the contractors and subcontractors retained by the Company to complete the work on the schedule and for the costs described above; the ability to sell two commercial lots at the expected sales price; and other factors which may develop during the course of this project. In addition, the Company's relocation of its operations to the Moorpark facility may also cause unforeseen and foreseen production disruptions.

      The statements above regarding the anticipated increased demand for initiators, the anticipated increase in working capital requirements and the Company's expectations regarding its ability to meet such requirements are forward-looking statements as defined in Section 27A of the Securities Act and
Section 21E of the Exchange Act. Actual results may vary depending on various factors including, for example, the development and acceptance of technologies different from those employed by the Company for the initiation of airbag systems; competition from new or existing companies for the Company's existing or future customers; a slow-down in the world-wide rate of airbag implementation; the inability of the Company to negotiate an extension of its existing Credit Agreement or a replacement facility; the competitive environment in the automotive and aerospace industries in general; reliance on major customers, such as TRW and Autoliv; the number of new automobiles sold (particularly in North America); continued acceptance of airbags as the principal secondary restraint system incorporated in automobiles; voluntary incorporation of side and rear airbags and other safety devices by automobile manufacturers; market acceptance of new products developed by the Company; the Company's ability to continue increasing the automation of its manufacturing process in a timely and efficient manner; changes in prevailing interest rates and the availability of favorable terms of financing to fund the anticipated growth of the Company's business; inflation; labor disturbances; anticipated expenditures exceeding amounts currently budgeted by the Company; and the occurrence of unanticipated expenses.

PART II - OTHER INFORMATION

Items 1 through 4 are omitted as they are not applicable.

Item 5.    Other Information
           As described in Item 6. (b) below, the Company entered into an Agreement and Plan of Merger with SDI Acquisition Corp., an affiliate of J.F. Lehman & Company on June 19, 1998. A shareholders meeting is scheduled on September 23, 1998 to vote regarding the proposed merger.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           11.1     Statement RE:  Computation of Per Share Earnings

      (b)  Reports on Form 8-K
           Form 8-K was filed on July 10, 1998. Disclosure was made that the Registrant entered into an Agreement and Plan of Merger with SDI Acquisition Corp. ("Acquisition"), an affiliate of J.F. Lehman & Company (the "Merger Agreement") and a Guaranty Agreement with J.F. Lehman Equity Investors I, L.P. ("JFLEI") whereby Acquisition will acquire all of the Registrant's outstanding common stock at $37.00 per share, excluding certain shares held by certain members of management and affiliates of the Registrant, and JFLEI will guarantee certain aspects of the transaction.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPECIAL DEVICES, INCORPORATED


DATED:  September 9, 1998                /s/   THOMAS F. TREINEN
       --------------------              ---------------------------------------
                                         Chairman of the Board and
                                         President


DATED:  September 9, 1998                /s/   JOHN T. VINKE
       --------------------              ---------------------------------------
                                         Vice President Finance and
                                         Chief Financial Officer