Form 10-Q
period 1999-05-02
SPECIAL DEVICES INC /DE
filed 1999-06-16
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended: MAY 2, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

Commission file number: 0-19330



                          SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               95-3008754
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                14370 WHITE SAGE ROAD, MOORPARK, CALIFORNIA 93021
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (805) 553-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At June 16, 1999, the total number of outstanding shares of registrant's common stock was 3,706,889.

PART I -  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              October 31,          May 2,
                                                                 1998               1999
                                                             ------------       ------------
                                                                                 (Unaudited)
Current assets:
   Cash                                                      $  1,248,130       $     95,403
   Accounts receivable, net of allowance of
      $385,109 at October 31, 1998 and $171,733
      at May 2, 1999 for doubtful accounts                     19,410,344         21,977,472
   Inventories                                                 16,609,014         20,695,906
   Prepaid expenses                                               545,834          2,647,337
   Deferred income taxes                                        1,366,000          1,366,000
                                                             ------------       ------------

        Total current assets                                   39,179,322         46,782,118
                                                             ------------       ------------



Property, plant and equipment, at cost:
   Land                                                         1,611,331          1,611,331
   Buildings                                                    9,332,173         29,402,991
   Machinery and equipment                                     59,482,401         68,323,698
   Furniture and fixtures                                       3,337,788          3,834,229
   Transportation equipment                                       331,069            454,054
   Leasehold improvements                                       3,928,569          4,755,331
   Construction in progress (includes land and related
      costs of $25,562,000 at October 31, 1998 and
      $10,700,000 at May 2,1999)                               38,236,428         17,845,324
                                                             ------------       ------------
                                                              116,259,759        126,226,958
   Less accumulated depreciation                               31,488,641         38,281,362
                                                             ------------       ------------

                                                               84,771,118         87,945,596
                                                             ------------       ------------
Deferred financing cost, net of amortization
   of $293,832 at May 2, 1999                                          --          8,521,081
Other assets                                                      668,678            372,677
                                                             ------------       ------------

                                                             $124,619,118       $143,621,472
                                                             ============       ============



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             October 31,           May 2,
                                                                1998                1999
                                                            -------------       -------------
                                                                                 (Unaudited)
Current liabilities:
   Current portion of long-term debt                        $   2,109,562       $     816,666
   Trade accounts payable                                       9,361,350          11,793,746
   Accounts payable to related parties                            269,727             205,260
   Accrued payroll and benefits                                 2,161,240           2,439,010
   Accrued expenses                                             5,015,987           6,454,127
   Income taxes                                                 4,590,183                  --
                                                                                -------------

    Total current liabilities                                  23,508,049          21,708,809

Long-term debt, less current portion                              416,125         174,400,000
Deferred income taxes                                           3,415,000           3,415,000
                                                            -------------       -------------

    Total liabilities                                          27,339,174         199,523,809
                                                            -------------       -------------

Commitments and contingencies                                          --                  --

Redeemable common stock                                                --          26,124,997

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
    2,000,000 shares; no shares issued or outstanding                  --                  --
   Common stock, $.01 par value.  Authorized
    20,000,000 shares; issued and outstanding
    7,809,801 shares at October 31, 1998
    and 3,706,889 shares at May 2, 1999                            78,098              29,716
   Additional paid-in capital                                  51,363,891          72,853,215
   Retained earnings                                           45,837,955        (154,910,265)
                                                            -------------       -------------

    Total stockholders' equity                                 97,279,944         (82,027,334)
                                                            -------------       -------------

                                                            $ 124,619,118       $ 143,621,472
                                                            =============       =============



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED


                                                 Three months ended                     Six months ended
                                          --------------------------------        --------------------------------
                                             May 3,              May 2,              May 3,              May 2,
                                              1998                1999                1998                1999
                                          ------------        ------------        ------------        ------------
Net sales                                 $ 45,114,061        $ 42,442,450        $ 85,846,434        $ 80,158,232
Cost of sales                               34,968,556          35,225,068          67,491,983          65,948,946
                                          ------------        ------------        ------------        ------------

   Gross profit                             10,145,505           7,217,382          18,354,451          14,209,286
                                          ------------        ------------        ------------        ------------

Operating expenses                           3,197,771           3,820,283           5,854,715           6,196,630
Recapitalization costs                              --             438,817                  --          16,076,206
                                          ------------        ------------        ------------        ------------

   Total operating expenses                  3,197,771           4,259,100           5,854,715          22,272,836
                                          ------------        ------------        ------------        ------------


   Operating income (loss)                   6,947,734           2,958,282          12,499,736          (8,063,550)
                                          ------------        ------------        ------------        ------------

Other income (expense):
   Interest expense                            (49,463)         (4,364,546)            (99,950)         (6,926,157)
   Interest income                              28,680               1,245              94,989               2,023
   Other                                        (4,077)           (455,680)             (9,923)           (351,563)
                                          ------------        ------------        ------------        ------------

   Net other income (expense)                  (24,860)         (4,818,981)            (14,884)         (7,275,697)
                                          ------------        ------------        ------------        ------------

Earnings (loss) before income taxes          6,922,874          (1,860,699)         12,484,852         (15,339,247)

Income taxes                                 2,875,000                  --           5,050,000          (3,300,000)
                                          ------------        ------------        ------------        ------------

   Net earnings (loss)                    $  4,047,874        $ (1,860,699)       $  7,434,852        $(12,039,247)
                                          ============        ============        ============        ============



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                      FOR THE SIX MONTHS ENDED MAY 2, 1999



                                            Common Stock                Additional                            Total
                                  -------------------------------        paid-in          Retained        Stockholders'
                                      Shares             Amount           Capital          Earnings            Equity
                                  -------------       -----------     -------------     -------------     -------------
Balance at October 31, 1998           7,809,801       $  78,098       $  51,363,891     $  45,837,955     $  97,279,944

Record acquisition transaction       (3,367,618)        (41,029)         22,614,324      (163,716,330)     (141,143,035)

Record redeemable common stock         (735,294)         (7,353)                 --       (24,992,643)      (24,999,996)

Accreted put premium on
   Redeemable common stock                   --              --          (1,125,000)               --        (1,125,000)

Net loss                                     --              --                 --       (12,039,247)      (12,039,247)
                                  -------------       ---------       -------------     -------------     -------------

Balance at May 2, 1999                3,706,889       $  29,716       $  72,853,215     $(154,910,265)    $ (82,027,334)
                                  =============       =========       =============     =============     =============



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                       Six months ended
                                                             ----------------------------------
                                                                 May 3,               May 2,
                                                                  1998                 1999
                                                             -------------        -------------
Cash flows from operating activities:
   Net earnings (loss)                                       $   7,434,852        $ (12,039,247)
   Adjustments to reconcile net earnings income to net
    cash provided by (used in) operating activities:
    Depreciation                                                 3,920,713            6,792,721
    Amortization of deferred financing fees                             --              293,832
   Changes in assets and liabilities:
    (Increase) in accounts receivable                           (3,094,904)          (2,567,128)
    (Increase) in inventories                                   (2,739,385)          (4,086,892)
    (Increase) in prepaid expenses                                (398,549)          (2,101,503)
    (Increase) in deferred tax asset                              (125,000)                  --
    Decrease in other assets                                        26,666              296,001
    (Decrease) increase in accounts payable,
      accounts payable to related parties and other
      accrued expenses                                           1,467,783            4,083,838
    (Decrease) increase in income taxes payable                    109,000           (4,590,183)
    Increase (decrease) in net deferred tax liability              (25,000)                  --
                                                             -------------        -------------

   Net cash provided by operating activities                     6,576,176          (13,918,561)
                                                             -------------        -------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                 (16,246,209)          (8,817,878)
    Transfers of internally built equipment                             --           (1,149,321)
    Sales of marketable securities                               6,750,000                   --
                                                             -------------        -------------

   Net cash (used in) investing activities                      (9,496,209)          (9,967,199)
                                                             -------------        -------------

Cash flows from financing activities:
    Recapitalization costs                                              --         (141,102,005)
    Repurchase of common stock                                                          (41,029)
    Draws on lines of credit                                            --            5,450,000
    Proceeds from issuance of long-term debt                            --          170,000,000
    Payment of deferred financing fees                                  --           (8,814,913)
    Repayment of long-term debt                                         --           (2,759,020)
    Proceeds from exercise of stock options                        348,590                   --
    (Payments) proceeds from long-term debt                        654,015                   --
                                                                                  -------------

   Net cash (used in) provided by financing activities           1,002,605           22,733,033
                                                             -------------        -------------

   Net (decrease) in cash                                       (1,917,428)          (1,152,727)
   Cash at beginning of period                                   2,415,335            1,248,130
                                                             -------------        -------------

   Cash at end of period                                     $     497,907        $      95,403
                                                             =============        =============

   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                             $     100,233        $   1,598,038
        Income taxes                                         $   5,091,000        $   3,055,000
                                                             =============        =============



     See accompanying notes to condensed consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 2, 1999
                                  (UNAUDITED)


(1)     COMPANY OPERATIONS

        Special Devices, Incorporated, a Delaware corporation (the "Company"), designs and manufactures highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems as well as in various aerospace applications.

        On December 15, 1998, the Company consummated a recapitalization (the "Recapitalization") in which all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (the "Continuing Shareholders"), were converted into the right to receive $34 per share in cash. The Continuing Shareholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company.


(2)     INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1998. Operating results for the six month period ended May 2, 1999 are not necessarily indicative of the operating results which may be expected for the full fiscal year.


(3)     ACCOUNTS RECEIVABLE

Accounts receivable are as follows:

                                           October 31,          May 2,
                                              1998               1999
                                           -----------       -----------
Commercial Customers                       $13,591,228       $14,485,875
U.S. Government                              2,273,366         2,301,910
U.S. Government Subcontractors               3,930,859         5,361,420
                                           -----------       -----------


                                            19,795,453        22,149,205
Less allowance for doubtful accounts           385,109           171,733
                                           -----------       -----------

  Total                                    $19,410,344       $21,977,472
                                           ===========       ===========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 2, 1999
                                  (UNAUDITED)


(4)     INVENTORIES

Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                       October 31,          May 2,
                                          1998               1999
                                       -----------       -----------
Raw materials and components           $ 6,294,434       $ 5,378,325
Work in process                          3,677,720         3,387,815
Finished goods                           1,650,654         1,662,994
Inventoried costs relating to
  long term contracts, net of
  amounts attributed to revenues
  recognized to date                     6,810,037        10,266,772
                                       -----------       -----------
                                        18,432,845        20,695,906
Less progress payments related
 to long-term contracts                  1,823,831                --
                                       -----------       -----------

                                       $16,609,014       $20,695,906
                                       ===========       ===========

Inventoried costs relate to costs of products currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.

(5)     NOTES PAYABLE AND LONG-TERM DEBT

        Long-term debt consisted of the following:

                                 October 31,          May 2,
                                    1998               1999
                                ------------       ------------
Bank Revolver                   $  2,050,000       $  5,450,000
Senior Term Loan                          --         69,766,666
Other bank borrowings                475,687                 --
Senior Subordinated Notes                 --        100,000,000
                                ------------       ------------

                                   2,525,687        175,216,666
Less current portion               2,109,562            816,666
                                ------------       ------------

Total long-term debt            $    416,125       $174,400,000
                                ============       ============


        At October 31, 1998, $2,050,000, was outstanding under a credit agreement, which was paid in full December 15, 1998, in connection with the Recapitalization. This credit agreement was then terminated. In addition, at October 31, 1998, the Company had outstanding approximately $3,518,000 of performance bonds secured by standby letters of credit.

        The Company's wholly-owned subsidiary, Scot, Inc. had a term loan with a bank, secured by certain real property of Scot. The principal balance outstanding at October 31, 1998, was $475,687. The loan was repaid in full on December 15, 1998.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 2, 1999
                                  (UNAUDITED)

        As part of the Recapitalization, the Company entered into a new credit facility (the "New Credit Facility") with a syndicate of banks, which consists of a $25,000,000 Revolving Credit Facility ("Revolver") and a $70,000,000 Senior Term Loan.

        The Company's revolving credit facility (the "Revolver") bears interest at the bank's Base Rate plus an applicable margin (an effective rate of 9.5% at May 2, 1999). The Company has the option of converting all or a portion of the balance outstanding under the Revolver to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 7.75% at May 2,1999). As of May 2, 1999, $5,450,000 was outstanding under the Revolver of which $4,500,000 was outstanding as Eurodollar Loans. In addition, the Company had approximately $2,500,000 of letters of credit outstanding under the Revolver, which reduces the amount of additional borrowing available. Total amount available under the Revolver at May 2, 1999 was $17,050,000.

        The Senior Term Loan is a seven year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 8.375% at May 2, 1999). The loan contains several financial and operating covenants which the Company must meet on a quarterly basis. As of May 2, 1999, the Company was in compliance with all such covenants. Substantially all of the Company's assets are pledged as collateral under the New Credit Facility. As required under the terms of the New Credit Facility, effective March 16, 1999, the Company entered into an interest rate protection agreement. The terms of the agreement relate to the notional amount of $35,000,000 of the total $70,000,000 original principal amount. This agreement set the rate at 5.42% plus 175 basis points, requiring quarterly interest payments starting June 17, 1999 through March 17, 2001.

        Principal payments under the Senior Term Loan are required as follows for the fiscal years ended October 31:

1999               $   700,000
2000                   700,000
2001                   700,000
2002                10,000,000
2003                16,700,000
Thereafter          41,200,000
                    ----------
                   $70,000,000
                   ===========


        In addition, as part of the Recapitalization, the Company sold $100,000,000 of Senior Subordinated Notes. The Notes are due in December 2008, and bear interest at 11 3/8%. Interest is payable semi-annually, commencing June 15, 1999.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 2, 1999
                                  (UNAUDITED)

(6)     INCOME TAXES

        The provisions for income taxes consist of the following for each respective six months ended:

                    May 3,             May 2,
                     1998               1999
                  -----------        -----------
Current:
    Federal       $ 4,116,000        $(2,900,000)
    State           1,084,000           (400,000)
                  -----------        -----------
                  $ 5,200,000        $(3,300,000)
                  ===========        ===========
Deferred:
    Federal       $   (93,000)       $        --
    State             (57,000)                --
                  -----------        -----------
                  $  (150,000)       $        --
                  ===========        ===========
Total:
    Federal       $ 4,023,000        $(2,900,000)
    State           1,027,000           (400,000)
                  -----------        -----------
                  $ 5,050,000        $(3,300,000)
                  ===========        ===========


        Of the total recapitalization costs of $16,076,200, approximately $5,000,000 consist of certain fees related to the Recapitalization which may not deductible for income tax purposes.


        Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                             October 31,           May 2,
                                                1998                1999
                                             -----------        -----------
Deferred tax liabilities: - Non-current:
    Depreciation                             $(3,415,000)       $(3,415,000)
                                             ===========        ===========
Deferred tax assets - current:
    Allowance for doubtful accounts          $   117,000        $   117,000
    Inventory                                    472,000            472,000
    Vacation                                     451,000            451,000
    State taxes                                  326,000            326,000
                                             -----------        -----------

                                               1,366,000          1,366,000
                                             -----------        -----------

    Net deferred tax (liability) asset       $(2,049,000)       $(2,049,000)
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

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 2, 1999
                                  (UNAUDITED)

    The provisions for income tax expense for the six month period presented below differ from the provisions that would have resulted from applying the Federal statutory rates during such periods to the income before income taxes. The reasons for these differences are as follows:


                                                        May 3,             May 2,
                                                        1998                1999
                                                     -----------        -----------
Income taxes at Federal rate                         $ 3,976,000        $(5,117,000)
State income taxes                                     1,124,000         (1,316,000)
Tax benefit of certain recapitalization costs                 --          3,133,000
Other                                                    (50,000)                --
                                                     -----------        -----------
                                                     $ 5,050,000        $(3,300,000)
                                                     ===========        ===========



(7)     COMMITMENTS AND CONTINGENCIES

        Certain of the outstanding shares of common stock held by the continuing shareholders (additional rollover shares) are subject to the right, under certain conditions, to require the Company to purchase all or a portion of the additional rollover shares at a price per share based on a formula. Accordingly, the additional rollover shares have been recorded as redeemable common stock.

        The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon the results of operations or the financial position of the Company.

        The Company had commitments at May 2, 1999 to acquire capital equipment, at cost, aggregating approximately $800,000, primarily for production and other support equipment required for the operations of the Automotive Products Division. In addition, in order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996, approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company has built new facilities. Total cost of the project is estimated at approximately $32,500,000 of which $30,700,000 had been spent at May 2, 1999 and is included in construction in progress or building accounts in the accompanying condensed consolidated balance sheet. The Company anticipates spending approximately $1,800,000 in the remainder of fiscal year 1999 to complete this project. In April 1999, the Company sold two commercial lots developed as part of this project, the proceeds of which have reduced the net project cost to approximately $30,000,000.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 2, 1999
                                  (UNAUDITED)

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

(8)     SUBSEQUENT EVENTS

        On February 18, 1999, an accidental explosion occurred at the Company's Newhall facility, resulting in the death of one employee. The Company suspended all production at Newhall for four days to conduct a thorough investigation of the accident along with California OSHA, and suspended the blending of pyrotechnic powders for approximately two weeks. Concurrently, the Company implemented contingency manufacturing plans to meet customer demand for existing inventory and production from our Mesa facility. No building or equipment, other than one transport vehicle, were damaged in the accident. The Company resumed full production at Newhall on March 4, 1999. California OSHA's investigation of the accident is continuing.

        Results for the first half of Fiscal 1999 were lower than the results the Company achieved in the first half of Fiscal 1998 due primarily to costs relating to the Company's relocation to the Moorpark facility, including the operation of duplicative facilities during the period and the manufacturing inefficiencies inherent with the commencement of new manufacturing operations. In addition, unit-price concessions the Company made to a leading automotive initiator customer in exchange for anticipated volume increases expected in the second half of fiscal 1999 contributed to a decline in results in the first half of fiscal 1999. Finally, the slowdown in production at Newhall as a result of the February 1999 accidental explosion and resulting investigation impacted our second quarter results. The Company maintains insurance coverage including a business interruption policy, under which it expects to recover much of these costs. No estimates of recovery under the policy have yet been made.

        The Company expected all required approvals from customers to commence production of automotive initiators at its Moorpark facility by the end of the second quarter of fiscal 1999. The Company actually received its final customer approvals on June 1, 1999, and the Company currently expects to complete the move to Moorpark by the end of June 1999. As a result, the Company has had to continue operating automotive initiator lines at its Newhall facility for longer than expected. Although the costs of operating both facilities are now expected to continue during the third quarter of fiscal 1999, the near-term completion of its move has allowed the company to begin to eliminate redundant staffing and commence other cost containment efforts, including a reduction in its workforce of approximately 280 people (or approximately 21% of total employees) on May 3, 1999.

        On June 9, 1999, John M. Cuthbert, the Company's President and Chief Executive Officer, and John T. Vinke, Vice President Finance and Chief Financial Officer, separated from the Company to pursue other business interests. Mr. Cuthbert continues to serve as a director of the Company, as well as a consultant. George A. Sawyer and Joseph A. Stroud have been appointed Chief Executive Officer, and Chief Financial Officer, respectively, of the Company. Both Mr. Sawyer and Mr. Stroud are members of the general partner of J.F. Lehman Equity Investors I, L.P. ("JFLEI") and have significant experience in manufacturing/operations. JFLEI and affiliates sponsored the recapitalization of the Company in December 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MAY 2, 1999 TO THE THREE MONTHS ENDED MAY 3, 1998

        Net Sales

        The majority of air-bag initiators sold by the Company are sold to TRW and Autoliv ASP Incorporated (formerly Morton International). The initiators sold to TRW are more complex, and contain a higher material content, than the initiators sold to Autoliv, and consequently are sold for a higher average unit price than the initiators sold to Autoliv.

        Net sales for the Automotive Products Division decreased by $4,119,000, or 11.4%, to $31,976,000 for the quarter ended May 2, 1999 compared to sales of $36,095,000 for the same quarter of the previous year. The decrease was a result of contractual price decreases in the current period, offset partially by an appropriate 6% increase in units shipped in the second quarter of 1999 versus the same period in 1998. Sales to TRW as a percent of the Division's total sales were 49.5% for the second quarter of the current fiscal year as well as the same period last year, and were 37.4% of total Company sales this year compared to 39.8% for the same period last year. Sales to Autoliv were 31.5% of Automotive Products Division sales in the second quarter of the current fiscal year as compared to 28.1% for the same period last year, and were 23.8% of total Company sales for the three months ended May 2, 1999, compared to 22.6% of total Company sales for the same period last year.

        Net sales for the Aerospace Division increased by $1,447,000, or 16.0%, to $10,466,000 for the quarter ended May 2, 1999 compared to sales of $9,019,000 for the second quarter last year. The increase in sales in the second quarter of 1999 was due to increased shipments of products used on several missile programs and commencement of production and deliveries related to the bomb ejector program.

        Cost of Sales

        Cost of sales for the Automotive Products Division decreased $570,000, or 2.0%, to $28,503,000 for the quarter ended May 2, 1999, compared to cost of sales of $29,073,000 for the same quarter last year. The Division's gross profit margin was 10.9% for the second quarter of 1999, compared to 19.5% for the same quarter last year. The decrease in margin reflects the reduction of initiators shipped, unit price concessions made to the Company's leading automotive initiator customers in exchange for anticipated volume increases expected in the second half of fiscal 1999 and increased costs and certain inefficiencies related to a delay in the completion of the Company's move to the new facility in Moorpark, which delay is partially attributable to the accidental explosion at the Company's Newhall facility on February 18, 1999. The delay in completing the move is due to the fact that required approvals from customers to commence production of automotive initiators at the Moorpark facility were not received until June 1999. As a result, the Company has had to continue operating automotive initiator lines at its Newhall facility for longer than anticipated. The Company has received all required approvals, and the Company expects to complete its move to the Moorpark facility by the end of June 1999. Although the costs of operating both facilities are now expected to continue during the third quarter of fiscal 1999, the near-term completion of the Company's move has allowed it to begin to eliminate redundant staffing and commence other cost containment efforts, including a reduction in its workforce of approximately 280 people (or approximately 21% of the workforce) on May 3, 1999.

        Cost of sales for the Aerospace Division increased $826,000, or 14.0% to $6,722,000 for the quarter ended May 2, 1999, compared to cost of sales of $5,896,000 for the comparable quarter last year. Gross profit as a percent of sales was 35.8% for the second quarter of 1999 compared to 34.6% for the same quarter last year. The increase in gross profit as a percent of sales was primarily attributable to the mix of products shipped in the second quarter of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        Operating Expenses

        Operating expenses for each division (Automotive Products and Aerospace) are comprised of two components. First, each division is charged those operating expenses directly incurred by that division. Second, each division is allocated administrative expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis to reflect fairly the benefit received by each operating division. Administrative expenses incurred by the Company for allocation to each division were approximately the same amount for the second quarter of 1999 compared to the same period last year.

        Operating expenses for the Automotive Products Division increased by $41,000, or 2.4%, to $1,743,000 in the second quarter of 1999, compared to operating expenses of $1,702,000 for the same period last year. As a percentage of sales, operating expenses were 5.5% compared to 4.3% for the same period last year as a result of increased operating costs associated with the Company's move to the Moorpark facility.

        Operating expenses for the Aerospace Division increased by $581,000, or 38.8%, to $2,077,000 for the quarter ended May 2, 1999, compared to operating expenses of $1,496,000 for the same period last year. As a percentage of sales, operating expenses were 19.8% for the quarter ended May 2, 1999, compared to 11.4% for the same period last year. The increase in operating expenses in the current year is due primarily to the increase in the incentive program tied to increased sales, operating income and profitability in the Aerospace Division.

        Recapitalization Costs

        The Company incurred approximately $16,100,000 in one-time pre-tax charges in connection with the Recapitalization (representing approximately $5,600,000 in professional advisory fees and approximately $10,500,000 of compensation expenses relating to stock option exercises). As a result of these charges, the Company incurred a net loss in the six months ended May 2, 1999. Because this loss resulted directly from the one-time charges incurred in connection with the Recapitalization, the Company believes this loss will have no material impact on its ongoing operations or liquidity.

        Other Income and Expense

        Other income (expense) consists primarily of interest income and interest expense. Interest expense was $4,365,000 in the second quarter of fiscal 1999 compared to interest expense of $49,000 for the second quarter last year. The increase of $4,316,000 was the result of increased debt outstanding in the second quarter of 1999, compared to the same period of 1998, resulting from the Company's Recapitalization in December 1998. Interest income was $1,245 in the second quarter of fiscal 1999, compared to interest income of $29,000 for the same period last year. The decrease was the result of lower average amounts invested in interest bearing securities during the 1999 fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


COMPARISON OF THE SIX MONTHS ENDED MAY 2, 1999 TO THE SIX MONTHS ENDED MAY 3,
1998

        Net Sales

        Sales for the Automotive Products Division were $62,419,000 for the six months ended May 2, 1999 compared to sales of $71,843,000 for the comparable period of the preceding year. The decrease in sales is primarily the result of the price concessions made to customers in exchange for anticipated volume increases anticipated in the second half of fiscal 1999. The number of initiators sold was approximately the same in the first six months of this year compared to the same period last year. Sales to TRW as a percent of the Division's total sales were 52.8% for the first six months of the current fiscal year compared to 50.1% for the same period last year, and were 41.1% of total Company sales this year compared to 41.9% for the same period last year. Sales to Autoliv were 30.9% of Automotive Products Division sales in the first six months of fiscal 1999 as compared to 30.3% for the same period last year and were 24.0% of total Company sales for the six months ended May 2, 1999, compared to 25.3% of total Company sales for the same period last year.

        Sales for the Aerospace Division increased by $3,736,000, or 26.7%, to $17,739,000 for the first six months of the current year, compared to sales of $14,003,000 for the same period last year. The increase in sales was the result of increased shipments of products used on several missile programs and increased shipments of the bomb ejector program in the current year.

        Cost of Sales

        Cost of sales for the Automotive Products Division was $54,317,000 for the first six months of the current fiscal year, compared to cost of sales of $58,121,000 for the same period last year. The decrease of $3,804,000, or 6.5%, was the result of decreased costs associated with decreased sales during the same period. Gross profit as a percent of sales was 13.0% for the current six month period compared to 19.1% for the same period last year. The reduction in gross profit percent was due to the reasons discussed under Cost of Sales for the comparison of the three months ended May 2, 1999 and May 3, 1998.

        Cost of sales for the Aerospace Division increased $2,261,000, or 24.1%, to $11,632,000 for the first six months of the current year, compared to cost of sales of $9,371,000 for the same period last year. Gross profit as a percent of sales was 34.4% in the current period, compared to 33.1% last year, due to the mix of products shipped in the current year.

        Operating Expenses

        Operating expenses for the Automotive Products Division were $2,994,000 for the first six months of the current fiscal year, a decrease of $463,000, or 13.4%, compared to operating expenses of $3,457,000 for the same period last year. As a percentage of sales, operating expenses were 4.7% compared to 4.8% for the same period last year. The decrease in expenses is related to a reduction in revenues.

        Operating expenses for the Aerospace Division were $3,203,000 for the first six months of the current fiscal year, an increase of $806,000, or 33.6%, compared to operating expenses of $2,397,000 last year. As a percentage of sales, operating expenses were 17.9% compared to 17.1% for the same period last year. The increase in operating expenses is due primarily to the increase in incentive program costs related to increased operating income in the Aerospace Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


        Other Income and Expense

        Other income (expense) consists primarily of interest income and interest expense. Interest income was $2,000 in the first six months of 1999 compared to interest income of $95,000 for the same period last year. The reduction in interest income was due to lower average cash balances invested in interest-bearing securities in the current year period. Interest expense was $6,632,000 in the first six months of 1999, compared to interest expense of $100,000 for the same period last year. The increase is the result of interest incurred on new long-term debt associated with the Recapitalization.


        Liquidity and Capital Resources

        The Recapitalization had a substantial impact on the Company's capital structure. The recapitalized Company is significantly more highly leveraged and accordingly, the Recapitalization resulted in substantial changes to the Company's debt-to-equity ratio and its debt service requirements.

        The Company's principal sources of liquidity are cash flow from operations and borrowings under its Credit Facility. The Company's principal uses of cash are debt service requirements, capital expenditures, research and development and working capital.

        As part of the Recapitalization, the Company entered into a Credit Facility which consists of a $25,000,000 Revolving Credit Facility and a $70,000,000 Senior Term Loan. As of May 2, 1999, the Company had $5,450,000 outstanding on the Revolving Credit Facility. In addition, the Company had approximately $2,500,000 of letters of credit outstanding. The Senior Term Loan was fully drawn at closing of the Recapitalization.

        The Company anticipates that working capital requirements will increase in fiscal 1999, as compared to fiscal 1998 to service the Company's new long-term debt incurred in connection with the Recapitalization and to support the investment in accounts receivable related to the anticipated increased demand for initiators manufactured by the Company. The Company had commitments to acquire capital equipment at May 2, 1999 aggregating approximately $800,000 related primarily to additional production equipment and other support equipment required for the increased operations of the Automotive Products Division. The Company believes that it can meet its expected working capital requirements for the foreseeable future from cash from operations and borrowings under its Credit Facility.


New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal years beginning after December 15, 1999. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


        The Company has only limited involvement in derivative financial instruments and does not hold or issue them for trading purposes. Certain amounts borrowed under the Company's Credit Facility are at variable rates and the Company is thus subject to market risk resulting from interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company has entered into an interest rate swap arrangement to alter interest rate exposure, as described below. This arrangement allows the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed rate borrowings were made directly. Under interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount.

        In March 1999, as required under its Credit Facility, the Company entered into an interest rate swap agreement with the agent under the Credit Facility. Under the swap agreement, which is in the notional principal amount of $35 million, the Company will be required to pay a fixed rate of 5.42% to the agent on each March 17, June 17, September 17 and December 17, commencing on June 17, 1999. On those same dates, the Company will receive a floating-rate payment from the agent based on the three-month LIBOR rate. The swap agreement terminates on March 7, 2001.

        The Company also is exposed to market risks related to fluctuations in interest rates on the Senior Notes it issued in December 1998. For fixed rate debt such as the Senior Notes, changes in interest rates generally affect the fair value of the debt instrument. The Company does not have an obligation to repay the Senior Notes prior to maturity in December 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on the Company.

PART II - OTHER INFORMATION

   Items 1 through 5 are omitted as they are not applicable.

         Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - None.

         (b) Reports on Form 8-K - None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPECIAL DEVICES, INCORPORATED


DATED:  June 16, 1999                       /s/  GEORGE A. SAWYER
       -------------------------            ------------------------------------
                                            Chief Executive Officer
                                            Director


DATED:  June 16, 1999                       /s/  JOSEPH A. STROUD
       -------------------------            ------------------------------------
                                            Executive Vice President Finance and
                                            Chief Financial Officer
                                            Director