Form 10-Q
period 1999-08-01
SPECIAL DEVICES INC /DE
filed 1999-09-15
CIK 875525

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: AUGUST 1, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to________

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

                     14370 WHITE SAGE ROAD, CALIFORNIA 93021
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (805) 553-1200
                    ----------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

At August 31, 1999, the total number of outstanding shares of the registrant's common stock was 3,706,889.

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS:


                                                               October 31,     August 1,
                                                                  1998            1999
                                                              ------------  ------------
Current assets:
   Cash                                                       $  1,248,130  $     68,976
   Accounts receivable, net of allowance for doubtful
      accounts of $385,109 and  $261,734 at October 31, 1998
      and August 1, 1999, respectively                          19,410,344    22,574,692
   Inventories                                                  16,609,014    20,946,211
   Prepaid expenses                                                545,834     3,132,221
   Deferred income taxes                                         1,366,000     1,366,000
                                                              ------------  ------------
      Total current assets                                      39,179,322    48,088,100
                                                              ------------  ------------

Property, plant and equipment, at cost:
   Land                                                          1,611,331     4,219,491
   Buildings                                                     9,332,173    35,966,175
   Machinery and equipment                                      59,482,401    81,015,255
   Furniture and fixtures                                        3,337,788     5,684,737
   Transportation equipment                                        331,069       497,022
   Leasehold improvements                                        3,928,569     4,757,929
   Construction in progress (includes land and related
      costs of $25,562,000 at October 31, 1998 and
      $3,296,689 at August 1, 1999)                             38,236,428     3,296,689
                                                              ------------  ------------
                                                               116,259,759   135,437,298
   Less accumulated depreciation                                31,488,641    42,012,077
                                                              ------------  ------------
                                                                84,771,118    93,425,221
                                                              ------------  ------------
Deferred financing costs, net of accumulated amortization
  of $514,204 at August 1, 1999                                         --     8,300,709
Other assets                                                       668,678       565,950
                                                              ------------  ------------
               Total assets                                   $124,619,118  $150,379,980
                                                              ============  ============


          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

                                                            October 31,    August 1,
                                                               1998          1999
                                                         -------------  -------------
Current liabilities:
   Current portion of long-term debt                     $   2,109,562  $     758,334
   Trade accounts payable                                    9,361,350     13,331,510
   Accounts payable to related parties                         269,727        485,338
   Accrued payroll and benefits                              2,161,240      2,208,750
   Accrued expenses                                          5,015,987      3,324,107
   Income taxes                                              4,590,183             --
                                                         -------------  -------------
      Total current liabilities                             23,508,049     20,108,039

Long-term debt, less current portion                           416,125    175,375,000
Deferred income taxes                                        3,415,000      3,415,000
                                                         -------------  -------------
      Total liabilities                                     27,339,174    198,898,039
                                                         -------------  -------------
Commitments and contingencies

Redeemable common stock                                             --     26,874,997

Stockholders' equity (deficit):
   Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued or outstanding                 --             --
   Common stock, $.01 par value; 20,000,000 shares
        authorized; 7,809,801 and 3,706,889 shares
        issued and outstanding at October 31, 1998
        and August 1, 1999, respectively                        78,098         29,716
   Additional paid-in capital                               51,363,891     78,354,865
   Retained earnings (accumulated deficit)                  45,837,955   (153,777,637)
                                                         -------------  -------------
      Total stockholders' equity (deficit)                  97,279,944    (75,393,056)
                                                         -------------  -------------
      Total liabilities and stockholders'
         equity (deficit)                                $ 124,619,118  $ 150,379,980
                                                         =============  =============

          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                         Three months ended               Nine months ended
                                   -----------------------------    ----------------------------
                                     August 2,      August 1,         August 2,      August 1,
                                       1998           1999              1998           1999
                                   -------------   -------------   -------------   -------------
Net sales                          $  43,399,898   $  42,774,997   $ 129,246,332   $ 122,933,229
Cost of sales                         32,896,662      32,963,816     100,388,645      98,912,761
                                   -------------   -------------   -------------   -------------
   Gross profit                       10,503,236       9,811,181      28,857,687      24,020,468
                                   -------------   -------------   -------------   -------------
Operating expenses                     3,197,772       3,598,148       9,075,560       9,794,779
Recapitalization costs                        --              --              --      16,076,204
                                   -------------   -------------   -------------   -------------
   Total operating expenses            3,197,772       3,598,148       9,075,560      25,870,983
                                   -------------   -------------   -------------   -------------
   Income (loss) from operations       7,305,464       6,213,033      19,782,127      (1,850,515)
                                   -------------   -------------   -------------   -------------

Other income (expense):

   Interest (expense)                    (46,439)     (4,710,831)       (146,389)    (11,636,989)
   Interest income                         9,950             475         104,939           2,498
   Other income (expense), net                --        (178,931)         13,150        (530,493)
                                   -------------   -------------   -------------   -------------
   Other income (expense), net           (36,489)     (4,889,287)        (28,300)    (12,164,984)
                                   -------------   -------------   -------------   -------------
Income (loss) before income taxes      7,268,975       1,323,746      19,753,827     (14,015,499)

Income tax provision (benefit)         2,875,000         181,000       7,925,000      (3,119,000)
                                   -------------   -------------   -------------   -------------
      Net income (loss)            $   4,393,975   $   1,142,746   $  11,828,827   $ (10,896,499)
                                   =============   =============   =============   =============

          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                   Retained
                                        Common Stock              Additional       Earnings         Total
                                -----------------------------      Paid-In       (Accumulated    Stockholders'
                                    Shares         Amount          Capital         Deficit)     Equity (Deficit)
                                -------------   -------------   -------------   -------------   ----------------
Balance at October 31, 1998         7,809,801   $      78,098   $  51,363,891   $  45,837,955   $  97,279,944
Record acquisition transaction     (3,367,618)        (41,029)     22,561,923    (163,726,450)   (141,205,556)
Record redeemable common stock       (735,294)         (7,353)             --     (24,992,643)    (24,999,996)
Contributed assets                         --              --       6,304,051              --       6,304,051
Accreted put premium on
   redeemable common stock                 --              --      (1,875,000)             --      (1,875,000)
Net loss                                   --              --              --     (10,896,499)    (10,896,499)
                                -------------   -------------   -------------   -------------   -------------
Balance at August 1, 1999           3,706,889   $      29,716   $  78,354,865   $(153,777,637)  $ (75,393,056)
                                =============   =============   =============   =============   =============

          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Nine months ended
                                                        -------------------------------
                                                           August 2,         August 1,
                                                             1998              1999
                                                        -------------    --------------
Cash flows from operating activities:
   Net income (loss)                                    $  11,828,827   $ (10,896,499)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                         6,039,569      10,523,436
      Amortization of deferred financing fees                      --         514,204
      (Increase) in deferred income taxes                    (100,000)             --
   Changes in assets and liabilities:
      (Increase) in accounts receivable                    (2,741,812)     (3,164,348)
      (Increase) in inventories                            (5,496,379)     (4,337,197)
      (Increase) in prepaid expenses                         (519,847)     (2,586,387)
      Decrease in other assets                                 40,000         102,728
      Increase in accounts payable,
         accounts payable to related parties and
         other accrued expenses                             3,984,279       2,541,402
      Increase (decrease) in income taxes payable           2,218,999      (4,590,183)
                                                        -------------   -------------
   Net cash provided by (used in) operating activities     15,253,636     (11,892,844)
                                                        -------------   -------------
Cash flows from investing activities:
      Purchases of property, plant and equipment          (25,382,422)    (11,724,167)
      Transfers of internally built equipment                      --      (1,149,321)
      Sales of marketable securities                        6,750,000              --
                                                        -------------   -------------

   Net cash used in investing activities                  (18,632,422)    (12,873,488)
                                                        -------------   -------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                  475,165              --
      Proceeds from issuance of long term debt                     --     176,600,000
      Repurchase of common stock                                   --         (41,029)
      Recapitalization costs                                       --    (141,164,527)
      Payment of deferred financing fees                           --      (8,814,913)
      Repayment of long-term debt                            (101,158)     (2,992,353)
      Net borrowings under revolving line of credit           781,000              --
      Net repayment of notes payable to bank                  (41,008)             --
                                                        -------------   -------------
   Net cash provided by financing activities                1,113,999      23,587,178
                                                        -------------   -------------
   Net decrease in cash                                    (2,264,787)     (1,179,154)
   Cash at beginning of period                              2,415,335       1,248,130
                                                        -------------   -------------
   Cash at end of period                                $     150,548   $      68,976
                                                        =============   =============

          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                                                               Nine months ended
                                                        -------------------------------
                                                           August 2,         August 1,
                                                             1998              1999
                                                        -------------    --------------
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest                                         $   146,760     $  9,510,575
         Income taxes                                     $ 5,806,000     $  3,079,851
      Non cash disclosures:
         Investing activities:
           Contributed assets from majority shareholder                   $  6,304,051
         Financing activities:
           Issuance of redeemable common stock                            $ 24,999,996



          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(1)  COMPANY OPERATIONS

     Special Devices, Incorporated, a Delaware corporation (the "Company"), designs and manufactures highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems as well as in various aerospace applications.

     On December 15, 1998, the Company consummated a recapitalization (the "Recapitalization") in which all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (the "Continuing Shareholders"), were converted into the right to receive $34 per share in cash. The Continuing Shareholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interest in the Company.

(2)  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1998. Operating results for the nine month period ended August 1, 1999 are not necessarily indicative of the operating results for the full fiscal year.

(3)  ACCOUNTS RECEIVABLE

     The following are accounts receivable from long-term contracts:

                                                              October 31,        August 1,
                                                                 1998              1999
                                                             -----------       -----------
        Commercial customers                                 $13,591,228       $13,054,867
        U.S. Government                                        2,273,366         1,787,367
        U.S. Government contractors                            3,930,859         7,994,192
                                                             -----------       -----------
                                                              19,795,453        22,836,426
        Less allowance for doubtful accounts                     385,109           261,734
                                                             -----------       -----------
          Total                                              $19,410,344       $22,574,692
                                                             ===========       ===========

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(4) INVENTORIES

Inventories and inventoried costs relating to long-term contracts are classified as follows:

                                                                        October 31,     August 1,
                                                                           1998           1999
                                                                      -------------   -------------
        Raw materials and components                                  $   6,294,434   $   4,877,473
        Work in process                                                   3,677,720       3,418,947
        Finished goods                                                    1,650,654       2,110,711
        Inventoried costs relating to
          long term contracts, net of
          amounts attributed to revenues
          recognized to date                                              6,810,037      10,539,080
                                                                      -------------   -------------
                                                                         18,432,845      20,946,211
        Less progress payments related
          to long-term contracts                                          1,823,831              --
                                                                      -------------   -------------
              Total inventories                                       $  16,609,014   $  20,946,211
                                                                      =============   =============

(5)  NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of the following components:

                                                                        October 31,      August 1,
                                                                           1998            1999
                                                                      -------------   -------------
        Bank borrowings                                               $   2,050,000   $   6,600,000
        Senior Term Loan                                                         --      69,533,334
        Other bank borrowings                                               475,687              --
        Senior Subordinated Notes                                                --     100,000,000
                                                                      -------------   -------------
                                                                          2,525,687     176,133,334
        Less current portion                                              2,109,562         758,334
                                                                      -------------   -------------
        Total long-term debt                                          $     416,125   $ 175,375,000
                                                                      =============   =============

     At October 31, 1998, $2,050,000 was outstanding under a credit agreement, which was paid in full on December 15, 1998, in connection with the Recapitalization. This credit agreement was then terminated. In addition, at October 31, 1998, the Company had outstanding approximately $3,518,000 of performance bonds collateralized by standby letters of credit.

     The Company's wholly-owned subsidiary, Scot, Inc. ("Scot") had a term loan with a bank, collateralized by certain real property of Scot. The principal amount outstanding at October 31, 1998 was $475,687. The loan was repaid in full on December 15, 1998.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

     As part of the Recapitalization, the Company entered into a new credit facility (the "New Credit Facility") with a syndicate of banks, which consists of a $25,000,000 Revolving Credit Facility ("Revolver") and a $70,000,000 Senior Term Loan.

    The Revolver bears interest at the bank's Base Rate plus an applicable margin (an effective rate of 9.75% at August 1, 1999). The Company has the option of converting all or a portion of the balance outstanding under the Revolver to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 7.94% at August 1, 1999). As of August 1, 1999, $6,600,000 was outstanding under the Revolver of which $4,500,000 was outstanding as Eurodollar Loans. In addition, the Company had approximately $2,500,000 of letters of credit outstanding under the Revolver, which reduces the amount of additional borrowing available. The total amount available under the Revolver at August 1, 1999 was $15,900,000.

    The Senior Term Loan is a seven year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 8.56% at August 1, 1999). The New Credit Facility contains several financial and operating covenants which the Company must meet on a quarterly basis. As of August 1, 1999, the Company was in compliance with all such covenants. As a result of events discussed under "Legal Proceedings" in Part II, Item 1 below, the Company has notified the lenders under the New Credit Facility of the investigation. On September 14, 1999 the Company obtained a waiver from the lenders for the Company's failure to be in compliance with covenants due solely to the alleged environmental violations which are the subject of the investigation. At the same time, the Company and the lenders agreed to reduce maximum borrowings under the Revolver from $25 million to $20 million until such time as the lenders agree to remove such restriction.

    Substantially all of the Company's assets are pledged as collateral under the New Credit Facility. As required under the terms of the New Credit Facility, effective March 16, 1999, the Company entered into an interest rate protection agreement. The terms of the agreement relate to the notional amount of $35,000,000 of the total $70,000,000 original principal amount. This agreement set the rate at 5.42% plus 175 basis points, requiring quarterly interest payments starting June 17, 1999 through March 17, 2001. Remaining principal payments under the Senior Term Loan are required as follows for the fiscal years ending October 31:

               1999         $    233,334
               2000              700,000
               2001              700,000
               2002           10,000,000
               2003           16,700,000
               Thereafter     41,200,000
                             -----------
                             $69,533,334
                             ===========

    In addition, as part of the Recapitalization, the Company sold $100,000,000 of Senior Subordinated Notes. The Notes are due in December 2008, and bear interest at 11 3/8%. Interest is payable semi-annually in June and December.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(6) INCOME TAXES

    The Company's income tax provision (benefit) differs from the provision (benefit) that would have resulted from applying the Federal statutory rates to the income (loss) before income taxes as outlined below:


                                                          Nine Months Ended
                                                    -------------------------
                                                      August 2,     August 1,
                                                        1998          1999
                                                    -----------   -----------
    Income taxes at Federal statutory rates         $ 6,162,000   $(4,765,000)
    State income taxes                                1,629,000      (394,000)
    Estimated recapitalization costs not
       deductible for tax purposes                           --     2,040,000
    Other                                               134,000            --
                                                    -----------   -----------
                                                    $ 7,925,000   $(3,119,000)
                                                    ===========   ===========

Of the total recapitalization costs of $16,076,204, approximately $6,000,000 consists of certain fees related to the Recapitalization that may not be deductible for income tax purposes.

(7)  OTHER

    In July 1999, the Company entered into non-compete agreements with three former owners of Scot totaling $1,825,000. The non-compete agreements expire on November 30, 2001.

(8)  COMMITMENTS AND CONTINGENCIES

    In order to improve manufacturing efficiencies and to provide facilities for growth, the Company purchased in October 1996 approximately 280 acres of land in the City of Moorpark, located in Ventura County, north of Los Angeles, where the Company has built new facilities. The total cost of the project was estimated at approximately $32,500,000, substantially all of which has been spent at August 1, 1999. In April 1999, the Company sold two commercial lots developed as part of this project, the proceeds of which have reduced the net project cost to approximately $30,000,000.

    Certain of the outstanding shares of common stock held by the Continuing Shareholders (additional rollover shares) are subject to the right, under certain conditions, to require the Company to purchase all or a portion of the additional rollover shares at a price per share based on a formula. Accordingly, the additional rollover shares have been recorded as redeemable common stock.

    The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon the results of operations or the financial position of the Company except as discussed below.
                                       11

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

     On February 18, 1999, an accidental explosion occurred at the Company's Newhall facility, resulting in the death of one employee. The Company suspended all production at Newhall for four days to conduct a thorough investigation of the accident along with California OSHA, and suspended the blending of pyrotechnic powders for approximately two weeks. Concurrently, the Company implemented contingency manufacturing plans to meet customer demand for existing inventory and production from its Mesa facility. No building or equipment, other than one transport vehicle, were damaged in the accident. The Company resumed full production at Newhall on March 4, 1999 although the facility was abandoned upon completion of the move to the new Moorpark facility in July 1999. California OSHA's investigation of the accident was concluded during the third quarter, resulting in the issuance on August 16, 1999 of citations for alleged safety violations aggregating approximately $20,000, which the Company has appealed.

    On July 16, 1999 the Company entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc., an affiliate of the Company's majority stockholder ("MSI"), pursuant to which the Company received all of MSI's assets comprising the micro gas generator ("MGG") automotive product line, other than the intellectual property relating to the product line, and the Company assumed all of MSI's obligations with respect to the contributed assets. (MSI acquired the MGG assets, along with certain other assets, from Teledyne Industries, Inc. on the same date.) MGG units are used by the automotive industry in seat belt pretentioner applications. Under the terms of the agreement, MSI licensed to the Company on a perpetual, non-exclusive basis, the intellectual property rights to produce MGG units, and leased to the Company the portion of the premises in Hollister, California where the tangible MGG assets are located. The lease is expected to terminate no later than September 30, 2000, or sooner if the Company completes the move of the MGG product line to one of its facilities prior to that date. The Company is obligated to pay MSI $14,000 per month for the leased premises. As consideration for the licensed intellectual property, the Company is obligated to pay a royalty of $0.25 per MGG unit produced and sold by the Company which is based on the licensed intellectual property (or such lesser amount, determined on a pro rata basis, if an MGG unit is only partly based on the licensed intellectual property). The Company's obligation to pay the royalty will arise once it has commenced production of MGG units at one of its facilities (which is expected to occur by September 30, 2000) and will terminate no later than July 16, 2003. Finally, during the term of the lease, MSI has agreed to provide the Company with certain materials and manpower resources to enable the Company to produce MGG units at the Hollister facility. In exchange for such materials and services, the Company has agreed to pay MSI an aggregate of $36,000 per month.

    In August 1999 the Company learned that state and federal authorities were investigating whether operations at certain of the Company's facilities have been conducted in compliance with environmental laws and regulations. These investigations are ongoing. See "Legal Proceedings" in Part II, Item 1.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(9)  SEGMENT INFORMATION

                                        Three months ended             Nine months ended
                                  ----------------------------   -----------------------------
                                      August 2,     August 1,       August 2,      August 1,
                                        1998          1999             1998           1999
                                  -------------  -------------   -------------   -------------
Net sales:
  Automotive Products             $  33,152,655  $  29,383,605   $ 104,995,194   $  91,802,658
  Aerospace Products                 10,247,243     13,391,392      24,251,138      31,130,571
                                  -------------  -------------   -------------   -------------
    Total net sales               $  43,399,898  $  42,774,997   $ 129,246,332   $ 122,933,229
                                  =============  =============   =============   =============
Earnings (loss) from operations:
  Automotive Products             $   4,023,220  $   1,394,444   $  14,091,906   $   5,963,542
  Aerospace Products                  3,021,390      4,822,825       5,830,722       8,268,555
  Corporate and unallocated             260,854         (4,236)       (140,501)    (16,082,612)
                                  -------------  -------------   -------------   -------------
   Total earnings (loss) from
     operations                   $   7,305,464  $   6,213,033   $  19,782,127   $  (1,850,515)
                                  =============  =============   =============   =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

    Results for the first nine months of Fiscal 1999 were lower than results the Company achieved in the first nine months of Fiscal 1998 due primarily to costs relating to the Company's relocation to the Moorpark facility, including the operation of duplicative facilities during the period and the manufacturing inefficiencies inherent with the commencement of new manufacturing operations. The Company received its final customer approvals on June 1, 1999, and the Company completed the move to Moorpark in July 1999. The Company expects to have all production lines operating at Moorpark at their historical rates by the end of the fourth quarter. In addition, unit price concessions the Company made to automotive initiator customers in exchange for anticipated volume increases expected in the second half of Fiscal 1999 contributed to a decline in results in the first half of Fiscal 1999. Finally, the slowdown in production at Newhall as a result of the February 1999 accidental explosion and resulting investigation impacted second and third quarter results. The Company maintains insurance coverage including a business interruption policy under which it expects to recover much of the costs related to the accidental explosion and resulting delays. Final estimates of the recovery under the policy have not yet been made.

    The majority of air-bag initiators sold by the Company are sold to TRW and Autoliv ASP Incorporated (formerly Morton International). The initiators sold to TRW are more complex, and contain a higher material content, than the initiators sold to Autoliv, and consequently are sold for a higher average unit price than the initiators sold to Autoliv.

COMPARISON OF THE THREE MONTHS ENDED AUGUST 1, 1999 TO THE THREE MONTHS ENDED AUGUST 2, 1998

   Net Sales

    Net sales for the Automotive Products Division decreased by $3,769,000, or 11.4%, to $29,384,000 for the quarter ended August 1, 1999 compared to sales of $33,153,000 for the same quarter of the previous year. The decrease was a result of contractual price decreases in the current period, offset partially by an approximate 6% increase in units shipped in the third quarter of 1999 versus the same period in 1998 despite the disruptions of moving to Moorpark.

    Sales to TRW as a percent of the Automotive Products Division's total sales were 48.6% for the third quarter of the current fiscal year as compared to 46.3% for the same period last year, and were 33.4% of total Company sales this year compared to 37.4% for the same period last year. Sales to Autoliv were 32.3% of Automotive Products Division sales in the third quarter of the current fiscal year as compared to 31.5% for the same period last year, and were 22.2% of total Company sales for the three months ended August 1, 1999, compared to 23.8% of total Company sales for the same period last year. MGG sales were negligible as the Company received the MGG assets in the middle of the final month of the quarter.

    Net sales for the Aerospace Division increased by $3,144,000, or 30.7%, to $13,391,000 for the quarter ended August 1, 1999 compared to sales of $10,247,000 for the quarter ended August 2, 1998. The increase in sales in the third quarter of 1999 was due to increased shipments of products used on several missile programs and deliveries related to the bomb ejector program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

   Cost of Sales

    Cost of sales for the Automotive Products Division decreased $1,452,000, or 5.3%, to $25,716,000 for the quarter ended August 1, 1999, compared to cost of sales of $27,168,000 for the same quarter last year. The Automotive Products Division's gross profit margin was 12.5% for the third quarter of 1999, compared to 18.1% for the same quarter last year. The decrease in the gross profit margin reflects unit price concessions made to the Company's leading automotive initiator customers in exchange for anticipated volume increases expected in the second half of fiscal 1999 and increased costs and certain inefficiencies related to a delay in the completion of the Company's move to the new facility in Moorpark. Although the costs of operating both facilities continued during the third quarter of Fiscal 1999, the completion of the Company's move allowed it to begin to eliminate redundant staffing and commence other cost containment efforts, including a reduction in its workforce of approximately 280 people (or approximately 21% of the workforce) in May 1999. Increased efficiencies throughout the quarter contributed to Automotive gross profit margin improvements in Moorpark from (0.6)% in May, to 4.3% in June, to 12.4% in July.

    Cost of sales for the Aerospace Division increased $1,269,000, or 21.2%, to $7,248,000 for the quarter ended August 1, 1999, compared to cost of sales of $5,979,000 for the comparable quarter last year. The gross profit as a percent of sales was 45.9% for the third quarter of 1999 compared to 41.7% for the same quarter last year. The increase in gross profit margin was primarily attributable to the mix of products shipped in the third quarter of Fiscal 1999 and increased volumes.

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


    Operating expenses for the Automotive Products Division increased by $311,000, or 15.9%, to $2,273,000 in the third quarter of 1999, compared to operating expenses of $1,962,000 for the same period last year. As a percentage of sales, operating expenses were 7.7% compared to 5.9% for the same period last year as a result of increased operating costs associated with the Company's move to the Moorpark facility.

    Operating expenses for the Aerospace Division increased by $74,000, or 5.9%, to $1,321,000 for the quarter ended August 1, 1999, compared to operating expenses of $1,247,000 for the same period last year. As a percentage of sales, operating expenses were 9.9% for the quarter ended August 1, 1999, compared to 12.2% for the same period last year. The increase in operating expenses in the current year is due primarily to the increase in the incentive program tied to increased sales, operating income and profitability in the Aerospace Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

    Recapitalization Costs

    The Company incurred approximately $16,100,000 in one-time pre-tax charges in connection with the Recapitalization (representing approximately $5,600,000 in professional advisory fees and approximately $10,500,000 of compensation expenses relating to stock option exercises). As a result of these charges, the Company incurred a net loss in the nine months ended August 1, 1999. Because this loss resulted directly from the one-time charges incurred in connection with the Recapitalization, the Company believes this loss will have no material impact on its ongoing operations or liquidity.

    Other Income and Expense

    Other income (expense) consists primarily of interest income and interest expense. Interest expense was $4,711,000 in the third quarter of Fiscal 1999 compared to interest expense of $46,000 for the third quarter last year. The increase of $4,665,000 was the result of increased debt outstanding in the third quarter of 1999, compared to the same period of 1998, resulting from the Company's Recapitalization in December 1998. Interest income was $475 in the third quarter of Fiscal 1999, compared to interest income of $10,000 for the same period last year. The decrease was the result of lower average amounts invested in interest-bearing securities during the third quarter of Fiscal 1999.

COMPARISON OF THE NINE MONTHS ENDED AUGUST 1, 1999 TO THE NINE MONTHS ENDED AUGUST 2, 1998

   Net Sales

    Sales for the Automotive Products Division were $91,803,000 for the nine months ended August 1, 1999 compared to sales of $104,995,000 for the comparable period of the preceding year. The decrease in sales is primarily the result of price concessions made to customers, partially offset by a 3.4% increase in the number of initiators sold compared to the same period last year. Sales to TRW as a percent of the Division's total sales were 51.5% for the first nine months of the current fiscal year compared to 52.8% for the same period last year, and were 38.4% of total Company sales this year compared to 41.1% for the same period last year. Sales to Autoliv were 31.3% of the Automotive Products Division sales in the first nine months of Fiscal 1999 as compared to 30.9% for the same period last year, and were 23.4% of total Company sales for the nine months ended August 1, 1999, compared to 24.0% of total Company sales for the same period last year.

    Sales for the Aerospace Division increased by $6,880,000, or 28.4%, to $31,131,000 for the first nine months of the current year, compared to sales of $24,251,000 for the same period last year. The increase in sales was the result of increased shipments of products used on several missile programs and increased shipments of the bomb ejector program in the current year.

   Cost of Sales

    Cost of sales for the Automotive Products Division was $79,934,000 for the first nine months of the current fiscal year, compared to cost of sales of $85,289,000 for the same period last year. The decrease of $5,355,000, or 6.3%, was the result of decreased costs associated with decreased sales during the same period. Gross profit as a percent of sales was 12.9% for the current nine month period compared to 18.8% for the same period last year. The reduction in gross profit percent was due to the reasons discussed under Cost of Sales for the comparison of the three months ended August 1, 1999 to August 2, 1998.

    Cost of sales for the Aerospace Division increased $3,718,000, or 24.6%, to $18,818,000 for the first nine months of the current year, compared to cost of sales of $15,100,000 for the same period last year. Gross profit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

as a percent of sales was 39.6% in the current period, compared to 37.7% last year, due to the mix of products shipped in the current year.

   Operating Expenses

    Operating expenses for the Automotive Products Division were $5,905,000 for the first nine months of the current fiscal year, an increase of $290,000, or 5.2%, compared to operating expenses of $5,615,000 for the same period last year. As a percentage of sales, operating expenses were 6.4% compared to 5.3% for the same period last year. The increase in expenses is related to the Company's move to the Moorpark facility.

    Operating expenses for the Aerospace Division were $4,044,000 for the first nine months of the current fiscal year, an increase of $723,000, or 21.8%, compared to operating expenses of $3,321,000 last year. As a percentage of sales, operating expenses were 13.0% compared to 13.7% for the same period last year. The increase in operating expenses is due primarily to the increase in incentive program costs related to increased operating income in the Aerospace Division.

    Other Income (Expense)

    Other income (expense) consists primarily of interest income and interest expense. Interest income was $2,500 in the first nine months of 1999 compared to interest income of $105,000 for the same period last year. The reduction in interest income was due to lower average cash balances invested in interest-bearing securities in the current year period. Interest expense was $11,637,000 in the first nine months of 1999, compared to interest expense of $146,000 for the same period last year. The increase is the result of interest incurred on new long-term debt associated with the Recapitalization.

   Liquidity and Capital Resources

    The Recapitalization had a substantial impact on the Company's capital structure. The recapitalized Company is significantly more highly leveraged and accordingly, the Recapitalization resulted in substantial changes to the Company's debt-to-equity ratio and its debt service requirements.

    The Company's principal sources of liquidity are cash flow from operations and borrowings under the New Credit Facility. The Company's principal uses of cash are debt service requirements, capital expenditures, research and development and working capital.

    As part of the Recapitalization, the Company entered into the New Credit Facility which consists of a $25,000,000 Revolving Credit Facility and a $70,000,000 Senior Term Loan. As of August 1, 1999, the Company had $6,600,000 outstanding on the Revolving Credit Facility. In addition, the Company had approximately $2,500,000 in letters of credit outstanding. The Senior Term Loan was fully drawn at the closing date of the Recapitalization. In addition, as part of the Recapitalization, the Company sold $100,000,000 of Senior Subordinated Notes.

    Working capital requirements have increased in fiscal 1999 compared to fiscal 1998 to service the Company's new long-term debt incurred in connection with the Recapitalization, to support the investment in accounts receivable related to the anticipated increased demand for initiators manufactured by the Company and to support the investment in inventory related to the Company's strong backlog in aerospace products. The Company believes that it can meet its expected working capital requirements for the foreseeable future from cash from operations and borrowings under its New Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal years beginning after December 15, 1999. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial reporting.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Startup Activities." This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in the first quarter of Fiscal 2000 and is currently evaluating the impact of the standard on its financial statements.

Year 2000

    The Company has conducted a review of its computer systems and has identified the systems that could be affected by the Year 2000 issue. The Year 2000 issue relates to the inability of information systems to recognize and process date-sensitive information beyond December 31, 1999. In addition, many systems and equipment that are not typically thought of as "computer-related" contain imbedded hardware and software that may be date-sensitive and can be impacted by the year 2000 issue. If the Company's computer systems cannot recognize a date using "00" as the Year 2000, it could result in miscalculations causing disruptions of operations including, among other things, a temporary inability to manufacture products or engage in other normal business activities.

    During Fiscal 1997, the Company commenced a program to address the Year 2000 issue and to pursue compliance with vendors. The scope of the project includes inventorying and evaluating all hardware and operating systems and addressing the compliance of third party vendors. The Company estimates the total cost of this compliance program to be approximately $150,000, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. The Company has incurred approximately $125,000 in costs through the third quarter of Fiscal 1999, with the remaining $25,000 in projected expenditures expected to be incurred by the end of calendar 1999. At August 1, 1999, approximately 98% of the Company's program has been completed, and all mission critical systems have been identified and upgraded. The Company expects to complete its Year 2000 program by December 31, 1999.

    Although management anticipates that its systems and applications will be Year 2000 compliant on a timely basis, there can be no assurance that the systems of other companies with which the Company does business will be Year 2000 compliant on a timely basis. The risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, and delays or cancellations of shipping or transportation.

    The Company has prepared contingency plans relating to identified Year 2000 risks. Key elements of the contingency plans include stockpiling raw materials, adopting workaround procedures, and other measures designed to avoid or address potential business interruptions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Forward-Looking Information

    This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the Company's ability to have all lines at its Moorpark facility operating at their rated capacity, the competitive marketplace, and the risk factors described in the Company's prospectus as filed with the Securities and Exchange Commission on June 2, 1999.

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

    In March 1999, as required under the New Credit Facility, the Company entered into an interest rate swap agreement with the agent under the New Credit Facility. Under the swap agreement, which is in the notional principal amount of $35 million, the Company is required to pay a fixed rate of 5.42% to the agent on each March 17, June 17, September 17 and December 17, commencing on June 17, 1999. On those same dates, the Company will receive a floating-rate payment from the agent based on the three-month LIBOR rate. The swap agreement terminates on March 7, 2001.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On August 16, 1999, representatives of the California Environmental Protection Agency conducted an inspection of the Company's Newhall facility. Following the inspection, the department issued a notice of violations indicating that there had been unauthorized burning and treatment of hazardous waste at the facility. Management immediately directed that an environmental audit of all of the Company's facilities be undertaken. On September 3, 1999, a federal grand jury issued a subpoena requesting copies of documents relating to the generation, storage, and transportation of hazardous materials at the Company's Newhall, Moorpark, and Mesa facilities.

    The Company is cooperating fully with federal and state authorities in connection with these matters. In light of their preliminary nature, however, and the fact that the Company's environmental audit is ongoing, the Company is unable to predict their outcome. They could, however, result in civil and/or criminal liabilities and penalties, including fines and remediation costs, and disrupt the conduct of the Company's business. Accordingly, there can be no assurance that they will not have a material adverse effect upon the Company, its operations, or its financial condition.

ITEMS 2 THROUGH 5. Omitted as not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits -

        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

        On September 2, 1999, the Company filed a report on Form 8-K regarding a change in its independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPECIAL DEVICES, INCORPORATED

DATED:  September 15, 1999
                                          /s/ GEORGE A. SAWYER
                                          ------------------------------------
                                          GEORGE A. SAWYER
                                          Chief Executive Officer
                                          Director

DATED:  September 15, 1999
                                          /s/ JOSEPH A. STROUD
                                          ------------------------------------
                                          JOSEPH A. STROUD
                                          Executive Vice President Finance and
                                          Chief Financial Officer
                                          Director