Form 10-K405
period 1999-10-31
SPECIAL DEVICES INC /DE
filed 2000-01-31
CIK 875525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K405

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19330

                            ------------------------
                         SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                                        95-3008754
             (State or other jurisdiction of                (I.R.S. Employer Identification No.)
              incorporation or organization)

       14370 WHITE SAGE ROAD, MOORPARK, CALIFORNIA                         93021
         (Address of principal executive offices)                        (Zip Code)

                                 (805) 553-1200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                   11 3/8% SENIOR SUBORDINATED NOTES DUE 2008
            GUARANTEES OF 11 3/8% SENIOR SUBORDINATED NOTES DUE 2008

                            ------------------------

    Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of January 28, 2000, the number of outstanding shares of the Registrant's common stock was 3,706,889.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SPECIAL DEVICES, INCORPORATED
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                            PAGE
                                                                          --------
PART I
  Item 1.   Business....................................................      3
  Item 2.   Properties..................................................     11
  Item 3.   Legal Proceedings...........................................     11
  Item 4.   Submission of Matters to a Vote of Security Holders.........     13

PART II
  Item 5.   Market for the Registrant's Common Equity and Related            13
            Stockholder Matters.........................................
  Item 6.   Selected Consolidated Financial Data........................     14
  Item 7.   Management's Discussion and Analysis of Financial Condition      15
            and Results of Operations...................................
  Item 7A.  Quantitative and Qualitative Disclosures about Market            20
            Risks.......................................................
  Item 8.   Financial Statements and Supplementary Data.................     20
  Item 9.   Changes in and Disagreements with Accountants on Accounting      20
            and Financial Disclosure....................................

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........     21
  Item 11.  Executive Compensation......................................     26
  Item 12.  Security Ownership of Certain Beneficial Owners and              30
            Management..................................................
  Item 13.  Certain Relationships and Related Transactions..............     32

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form     34
            8-K.........................................................

                  NOTE CONCERNING FORWARD-LOOKING INFORMATION

    This report contains certain forward-looking statements and information relating to our business that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

    In this report, the "Company," "we," "us" and "our" refer to Special Devices, Incorporated and its wholly owned subsidiary, unless the context requires otherwise.

OVERVIEW

    We are a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems as well as in various aerospace applications. Our primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system or to provide precision ignitions in aerospace-related products. In manufacturing our products, which utilize pyrotechnic materials, we ensure safe handling and processing by following strict safety procedures that we have developed for nearly 40 years.

    We have two divisions: an Automotive Products Division and an Aerospace Division.

       - We believe that our Automotive Products Division is the world's largest supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use our product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers ("OEM's").

       - Our Aerospace Division supplies initiators and other advanced pyrotechnic products to aerospace companies. Those companies, in turn, use our products in a variety of applications including tactical missile systems, spacecraft launch vehicles and military aircraft crew safety systems.

    Our principal executive offices are located at 14370 White Sage Road, Moorpark, California 93021 and our phone number is (805) 553-1200.

HISTORY

    Special Devices, Incorporated was founded in the late 1950s in Pacoima, California to manufacture pyrotechnics for motion picture special effects applications. In 1960, we constructed a new facility in Newhall, California for the production of military pyrotechnic devices.

    During the 1980s, increased defense spending and a broadening of our product lines allowed us to become a leading manufacturer of high-reliability initiators for weapons systems and safe and arm-fire devices. By the end of the 1980s, the decline of the Cold War and rising budget deficits were placing downward pressure on defense spending. At the same time Congress passed legislation mandating the increased use of airbags in passenger cars and automotive
OEMs were beginning to market the superior safety of cars equipped with airbags. As a result, we decided to maintain our aerospace business and aggressively penetrate the automotive market. In 1989, we signed a five-year contract to supply initiators to TRW, Inc., one of the leading manufacturers of automotive airbags. Through the 1990s, we gained additional airbag customers and established our position as a leading supplier of initiators and pyrotechnic devices to the world automotive and aerospace markets.

    To accommodate our growth, we constructed during fiscal 1998 and fiscal 1999 a new, state-of-the-art facility in Moorpark, California. We vacated our Newhall facility and relocated to Moorpark during the first nine months of fiscal 1999.

    In December 1998, we consummated a recapitalization (the "Recapitalization") in which all shares of our common stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. The Continuing Stockholders retained approximately 41.3% of our common equity while new investors acquired the balance of our equity interests.

    In connection with the Recapitalization, we delisted our common stock from the Nasdaq Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission ("SEC").

    In July 1999, we entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. ("MSI"), an affiliate of our controlling stockholder, pursuant to which the Company received certain assets and licensed the intellectual property comprising the micro gas generator ("MGG") automotive product line. MGG units are used by the automotive industry in seat belt pretensioner applications.

AUTOMOTIVE PRODUCTS DIVISION

GENERAL

    Our Automotive Products Division was created in 1989 after the United States government adopted regulations requiring the installation of airbags and other crash protection systems in all new passenger automobiles. Since that time, demand for our initiators has grown rapidly. We attribute this growth in large part to the continuing evolution of automotive safety standards and increased customer preferences for airbag-related safety options. We expect continued growth in the demand for our products as the number of airbag-equipped vehicles increases, the number of airbags per vehicle grows, and our customers implement new technologies. These new technologies include seat belt pretensioners and "smart" airbag systems, both of which we expect will require new types of initiators and sometimes more than one initiator per product.

    The Automotive Products division accounted for 75%, 79%, and 80% of our net sales during fiscal years 1999, 1998, and 1997, respectively.

INDUSTRY OVERVIEW

    One of the major reasons for the establishment of the Automotive Products Division was the adoption by the National Highway Traffic Safety Administration of regulations that initially required all passenger automobiles manufactured on or after 1989 for sale in the United States to have automatic frontal crash protection systems for the driver and front passenger. Beginning in 1994 similar requirements for light trucks and vans went into effect. Airbags and automatic seat belts were the two initial means of compliance with these regulations.

    In 1994, these regulations were amended to require that airbags be the automatic frontal crash protection system used for both the driver and front passenger in at least 95% of passenger automobiles manufactured from September 1996 to August 1997 for sale in the United States, and in 100% of passenger automobiles manufactured on or after September 1997 for sale in the United States. For light trucks and vans, the amended regulations require that airbags be the automatic frontal crash protection system used for at least the driver in no less than 80% of light trucks and vans manufactured from September 1997 to August 1998 for sale in the United States, and for both the driver and front passenger in 100% of light trucks and vans manufactured on or after September 1998 for sale in the United States. In addition to these requirements, automobile OEM's have recently introduced other safety restraint devices, including side airbags, head protection airbags and seat belt pretensioners.

    In response to concerns over injuries caused by airbag deployment for out of position occupants (primarily children and infants), research is ongoing to develop "smart" airbag systems. The first generation of these systems, which deploys an airbag at lower forces, has been introduced. The next generation systems will have the ability to detect weight and position of the occupant. Most of these new systems have "dual chambers," each of which requires an initiator. Research and development is currently in process for rear seat airbag systems.

    Automotive airbag systems consist of six basic components: sensors, a diagnostic and firing module, an initiator (the product we manufacture), a combustion chamber, gas generator and a specially treated fabric bag. Once the sensors detect an impact of sufficient severity, the diagnostic and firing module transmits an electrical charge to the initiator. The initiator then fires, igniting the gas generator in the combustion chamber which burns very rapidly, producing a gas which inflates the bag. The entire process takes approximately 40 milliseconds. The diagnostic module also tests the initiator each time the automobile is started.

PRODUCTS

    We believe we are the world's largest supplier of airbag initiators and micro gas generators. Initiators and micro gas generators are devices that receive a low-energy electrical signal from an electronic firing module and convert that signal to a high-energy output by a thermal reaction of compacted pyrotechnic materials. In the event of an automobile accident, airbag initiators activate inflators, which in turn inflate an airbag. Micro gas generators are initiators used in seat belt pretensioning devices, which take dangerous slack out of seat belts in the event of an accident.

    The Automotive Products Division currently produces over 125 different airbag initiators for foreign and domestic manufacturers of inflators. We also began manufacturing micro gas generators in 1999 and have a variety of other initiator products that are currently at various stages of the qualification process. In order to maintain our leadership position in the industry, we are in the process of developing "smart" initiator technologies that will be used in new, integrated occupant protection systems.

CUSTOMERS

    Currently, the major domestic manufacturers of airbag inflators are Autoliv ASP Incorporated, TRW, BAICO (owned by Atlantic Research Corporation), Inflation Systems Incorporated (owned by Takata), and OEA, Inc., each of whom, except for OEA, Inc., incorporates our initiators in certain of its airbag systems or sub-systems. Breed Technologies also manufactures inflators but filed for bankruptcy in the fall of 1999. This had a minimal effect on us as Breed's demand for our products was nominal. Other companies have indicated that they may enter the domestic automotive airbag market and reportedly are working on the development of airbag systems. None of the current manufacturers produces all of the components of an airbag system. Most components of the system are purchased from suppliers like us, and the manufacturers concentrate on the design, assembly, testing and qualification of the airbag systems.

    The major non-U.S. manufacturers of inflators are TRW (Europe), Autoliv (Europe), Daicel Chemical Industries (Japan) and Takata (Japan). We sell our products on a limited basis to these manufacturers.

    Customers providing more than 10% of our consolidated sales for the fiscal year ended October 31, 1999 include TRW (36.4%) and Autoliv (24.3%). The loss of either of these two customers would have a material adverse effect on the automotive segment of our business.

BACKLOG

    The majority of sales for the Automotive Products Division are achieved under long-term agreements specifying minimum customer requirements to be supplied by us during the term of the agreements. Purchase order releases are updated weekly by each customer and include "firm" shipping requirements for the next 12 to 16 weeks. The Automotive Products Division does not reflect an order in backlog until it has received a purchase order from a customer that specifies the quantity ordered and the delivery dates required. Since these orders are generally shipped within 12 to 16 weeks of receipt of the order, the amount of "firm" backlog for the Automotive Products Division at any given time is not indicative of sales levels expected to be achieved over the next 12-month period.

COMPETITORS

    There are two major suppliers of airbag initiators in the United States, the Company and OEA. We believe we hold the largest share of the domestic airbag initiator market. In addition, we have identified four major suppliers of airbag initiators in Europe and one major supplier of initiators in Japan.

    Other companies may choose to enter the automotive initiator market in the future. However, a new entrant would need to achieve high sales volumes of relatively low-priced units in order to recover significant start up-costs, including those relating to equipment outlays. In addition, each automotive initiator platform must pass numerous tests established by automobile OEM's and airbag system manufacturers. These testing phases typically take approximately 12 to 18 months to complete and are very expensive. We believe a new entrant would require many years and significant up-front expenditures to replicate the qualification and testing required to successfully market the mix of products that we offer.

SALES AND MARKETING

    The Automotive Products Division's management, engineers and personnel maintain close contact with each customer and monitor developments in the automotive industry and safety restraint markets. Recent efforts have focused on the status of products such as side and rear seat airbag systems, seat belt pretensioners and "smart" airbag systems.

    For new programs, the Automotive Products Division generally receives a request for quote from its customers. High volume production quotes are handled by program management. Spot buys and prototype production quotes are handled by contract management. We respond to customer inquiries with price quotes, configuration confirmation and prospective shipping dates. Lot acceptance testing results are available upon request for confirmed orders. When supplied with specific performance parameters, performance data is also supplied to customers.

AEROSPACE DIVISION

GENERAL

    Our Aerospace Division has been designing and manufacturing products for the aerospace industry for nearly 40 years. Its customers are primarily the United States government and its prime contractors. The Aerospace Division's products include state-of-the-art initiators and mechanical devices that incorporate these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and safe and arm devices. Our wholly owned subsidiary, Scot, Incorporated ("Scot"), designs and manufactures devices for launch vehicles and aircraft egress applications as well as sophisticated test products such as parachute release and oxygen mask testers.

    The Aerospace Division accounted for 25%, 21%, and 20% of our net sales during fiscal years 1999, 1998, and 1997, respectively.

INDUSTRY OVERVIEW

    The aerospace market is comprised of a large number of companies that manufacture a wide variety of products and provide a diverse group of services. The Aerospace Division has focused its efforts primarily on the design and manufacture of highly reliable ordnance and pyrotechnic products incorporated in tactical missiles, launch vehicles and aircraft crew safety systems.

PRODUCTS

    The Aerospace Division, like the Automotive Products Division, designs and manufactures highly reliable initiators and other pyrotechnic devices. These products are used to ignite larger pyrotechnic charges, such as rocket propellant, or to activate mechanical devices. Missiles, other weapon systems and aircraft incorporate initiators for several purposes, such as igniting the fuel which propels the missile, releasing directional fins, triggering automatic parachutes, ejecting crew members from military aircraft and opening or closing valves.

    Our products include state-of-the-art initiators and mechanical devices that incorporate these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and arm-fire devices used in tactical missile systems and cutters and gas generators used in military aircraft escape and safety systems employed by the F-15, F-16, F-18, AV-8B, T-38, T-45, T-48 and B-2 aircraft, automatic parachute releases, time delays, separation nuts, thrusters, valves, actuators and retractors used to lock landing gear, jettison the manipulator arm on the Space Shuttle, and deploy the drogue chute for the Space Shuttle upon landing. In addition, during fiscal 1999, the Aerospace Division began delivery of a portable oxygen flow/communications tester used by U.S. Air Force pilots, completed production of a proprietary bomb ejector, developed a stage separation system for launch vehicle applications and qualified numerous devices used in tactical missiles.

    Each of the devices manufactured by the Aerospace Division is a component in a larger product of its customer. As a result, we and our competitors must respond to specification requirements by devoting significant engineering, development and testing resources.

    Although we have few patents, there are practical barriers to entry for potential new competitors. Each of our products is made to precise technical specifications and must be thoroughly tested before being used in a customer's products. Testing and approval is a costly and time-consuming process.

CUSTOMERS

    The end user of the Aerospace Division's products is generally the United States government. In most cases, we are a subcontractor to the non-governmental prime contractor or other subcontractor of the project.

    The current trend of the Aerospace Division's customers is to reduce their supplier base to a few proven, reliable sources. During the past several years, such determinations have been made based on historical performance, audits and an analysis of the future viability of the supplier. We expect to continue as a supplier to our current customers.

    No program of the Aerospace Division accounted for more than 10% of our net sales during any of the three fiscal years ended October 31, 1999.

BACKLOG

    The Aerospace Division's backlog was $43.7 million at October 31, 1999, compared to $34.5 million at October 31, 1998. Backlog includes the remaining contract amount for units yet to be shipped for signed contracts (excluding renewals or extensions which are at the discretion of the customer) or contract award notifications with firm delivery dates and prices. Backlog is calculated without regard to possible adjustments for scope change or potential cancellations until such changes or cancellations occur. Of the total Aerospace Division backlog at October 31, 1999, we expect that approximately $8.1 million will be delivered beyond fiscal 2000.

COMPETITORS

    During the bid process for the initial contract for a program, the Aerospace Division competes with several firms, some with greater financial resources than we have. Once the initial contract is awarded, contracts for additional quantities are generally entered into on a negotiated price basis and are not competitively bid.

    In recent years, the number of our competitors has decreased through both attrition and acquisitions by the remaining companies. We have identified nine competitors in the aerospace pyrotechnic market, and we do not believe that any one company dominates the market.

SALES AND MARKETING

    Marketing efforts for the Aerospace Division are focused on identifying emerging new programs, that have long-term production potential and the prime contractors or subcontractors who are likely to receive contracts for such programs. We have a team of individuals whose duties include identifying and pursuing new program opportunities, customers, potential teaming arrangements and new business development strategies.

    For new programs, the Aerospace Division generally receives a request for bids from its customer. We respond to customer inquiries with quotations and extensive cost, technical and management proposals. In some cases, we will provide prototype hardware for the customer's evaluation prior to source selection. We believe that customers award contracts based upon the technical proposals submitted, which include design innovation, analysis and compliance with specifications, in addition to pricing.

    Many contracts with respect to United States government programs involving amounts in excess of $500,000 are subject to audit by the United States government. Most of our contracts with respect to United States government programs are subject to unilateral termination at the government's convenience.

GENERAL BUSINESS MATTERS

MANUFACTURING

    GENERAL. Our production process consists of fabricating and assembling hardware components and separately preparing the pyrotechnic charge. Production of the electro-mechanical assemblies involves the purchase of machined components, seals and other materials, the mechanical assembly of the components and the testing of the completed units. Throughout the entire process, strict quality assurance controls are maintained in order to obtain the lowest possible theoretical failure rates. After assembly, the products are functionally tested on a sample basis as required by each customer or the applicable contract.

    We manufacture the pyrotechnic charge from raw generic chemicals. These chemicals are readily available from a variety of suppliers, and we have handled and processed these fuels and oxidizers for nearly 40 years. Some of the pyrotechnic fuels are delivered to us in bulk in a wet and non-volatile form. We dry the pyrotechnic fuels before use. These fuels are then mixed with oxidizers and pressed in small quantities into the metal housings of the specific product being made. Handling and processing pyrotechnic materials requires extensive experience and expertise as well as the proper equipment and facilities.

    While both the Automotive Products Division and the Aerospace Division manufacture similar pyrotechnic products, each division's manufacturing process is unique. Because the Automotive Products Division must produce large quantities of highly reliable products at high speeds, automation and process engineering are as important to us as product design. We have a staff of highly trained automation engineers, technicians and operators whose goal is to maximize yield and product quality. In contrast, the Aerospace Division manufactures primarily engineered-to-order products pursuant to custom specifications. Lead times typically range between six to nine months in order to satisfy the highly technical nature and intense product testing required prior to product shipment. As a result, the Aerospace Division produces a wider variety of products at significantly lower volumes than the Automotive Products Division. However, these products typically generate higher gross margins.

    QUALITY CONTROL. Each type of initiator manufactured by the Automotive Products Division must qualify for use by passing numerous tests established by the automobile and airbag system manufacturers. The initial test phase is design validation, which is intended to demonstrate that the design of the initiator is capable of performing the required function within the stated specifications. The second test phase is product validation, which is intended to demonstrate that we have the management, personnel, equipment and facilities to manufacture the initiator in production quantities to design specifications. The design validation and product validation qualification phases must be repeated for each new initiator design. The product validation qualification phase must also be repeated for each facility at which initiators are produced. These initial qualification procedures are very costly and time consuming. The product validation qualification phase, for example, requires a supplier to have in place its management, personnel, equipment and facilities prior to the time they would otherwise be required for production.

    Products manufactured by the Aerospace Division also must meet rigorous standards and specifications for workmanship, process, raw materials, procedures and testing. Customers, and in some cases the United States government as the end user, perform periodic quality audits of the manufacturing process. Certain customers and the United States government maintain representatives at our facilities to monitor quality assurance.

RISK MANAGEMENT AND INSURANCE

    The drying, sifting, mixing and processing of pyrotechnic materials involves certain risks and potential liabilities. Our safety and health programs provide specialized training to employees working with pyrotechnic materials. Pyrotechnic chemicals generally are delivered to us and are stored in a non-volatile form. The pyrotechnic materials are then dried, sifted and blended in a separate building specially designed for these operations. Work stations are designed to shield employees from any accidental explosion. Furthermore, our machines are designed so that an accidental explosion will be contained in a protective enclosure to minimize damage.

    Transportation of pyrotechnic materials also involves certain risks and potential liabilities. An accidental explosion which occurred in February 1999 in connection with the transportation of pyrotechnic materials at our former Newhall facility is under investigation by the Occupational Safety and Health Administration of the State of California. See "Legal Proceedings." The Company has filed a claim with its insurance carriers for damage to personal property, buildings, and business interruption resulting from the accident.

    We maintain a liability insurance program covering a number of risks. Our insurance program includes comprehensive general liability and products liability coverage in the amount of $100 million for the Aerospace Division, including Scot, and $102 million for the Automotive Products Division. We also have casualty and fire insurance with various coverage limits for damage to personal property and buildings, business interruption, earthquakes, boilers and machinery and automobile liability. Pollution liability is excluded from our comprehensive general liability insurance policy.

    We are engaged in a business which could expose us to possible claims for injury resulting from the failure of products sold by us, notably initiators for airbag systems. We have received one product liability claim in fiscal 1999, but have been indemnified by Daimler Chrysler, who also is named in the complaint. Daimler Chrysler is vigorously defending the claim and is paying all costs associated with the defense. We maintain product liability insurance coverage as described above. However, there can be no assurance that other claims will not arise in the future and that the proceeds of our insurance policies will be sufficient to pay future claims or that we will be able to maintain the same level of insurance.

GOVERNMENT REGULATION

    As a contractor and subcontractor of the United States government, we are subject to various laws and regulations more restrictive than those applicable to non-government contractors. We are subject to periodic audits to confirm compliance with these laws. Violations can result in civil and/or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or contract renewals. As of the date hereof, we know of two pending preliminary inquiries regarding compliance with government policies by the Aerospace Division. At this point, given the limited information about the government's investigations available to us, we are unable to predict or assess the likelihood of an unfavorable outcome, or predict the amount of potential liabilities. See "Legal Proceedings."

ENVIRONMENTAL REGULATION

    We use various hazardous materials in our manufacturing processes, including organic solvents and pyrotechnic materials. Our operations are subject to numerous federal, state and local laws, regulations and permit requirements relating to the handling, storage and disposal of those substances, including the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and the Occupational Safety and Health Act. We believe that we are in substantial compliance with applicable laws and regulations and that we have obtained or are in the process of obtaining necessary permits. While compliance with such laws and regulations has the effect of increasing costs of operations, these costs must also be incurred by our competitors and, therefore, they do not materially adversely affect our competitive position. Under certain environmental laws, a current or previous owner of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be liable for the costs of investigating and remediating such substances on or under the property. CERCLA and similar state laws impose liability on a joint and several basis, regardless of whether the owner, operator, or other responsible party was at fault for the presence of such hazardous substances.

    In connection with our relocation of operations from Newhall to Moorpark, we may be required to conduct environmental investigations at the Newhall site. Due to the site's history of industrial use by multiple parties, it is possible that such investigations will reveal the presence of hazardous substances in soil and/or groundwater, which could require remediation. We cannot determine whether the remedial costs we may be required to incur at Newhall, if any, will be material. Such costs that may be incurred in connection with the Newhall cleanup may be shared with other responsible parties, although this cannot be guaranteed.

    To date, our efforts to ensure compliance with applicable environmental laws have not had a material adverse effect on our financial condition, results of operations or competitive position. Furthermore, although no assurances can be given, we do not believe that future compliance with existing environmental laws will have such a material adverse effect or require material expenditures in the future. However, certain aspects of our past compliance with applicable environmental regulations are under investigation, and there can be no assurance that these matters will not have a material adverse effect upon us, our operations, or our financial condition. See "Legal Proceedings."

EMPLOYEES

    At October 31, 1999, we had approximately 622 full-time employees in Moorpark, California, approximately 466 full-time employees in Mesa, Arizona, approximately 77 full-time employees in Downers Grove, Illinois, approximately 48 full-time employees in Hollister, California and one full-time employee in Ogden, Utah. None of our employees is represented by a collective bargaining unit. We consider our relationship with our employees to be good.

INTELLECTUAL PROPERTY

    In November 1990, we entered into the DBS License Agreement pursuant to which we granted Davey Bickford Smith ("DBS") a license to:

    - use all patented and non-patented technical information, know-how, data, systems, programs and specifications (collectively, "Technology") used in the manufacture of initiators or incorporated in initiators (whether such Technology is owned by us or developed by us subsequently) and

    - distribute initiators using the Technology worldwide, provided that DBS may not sell such initiators to TRW or its affiliates in the U.S.

    Until December 31, 1998, DBS was required to pay royalties to us under the agreement. From and after January 1, 1999, DBS is no longer obligated to pay royalties to us, and DBS is entitled to continue using the Technology perpetually on a royalty-free basis. As DBS failed to meet certain distribution requirements by December 31, 1998, we have the right to license the Technology to third parties. To date, DBS has not manufactured or distributed any products under the DBS License Agreement. Significant competition from DBS in Europe or the U.S. could have a material adverse effect on us.

ITEM 2. PROPERTIES

    Our corporate headquarters are located in the City of Moorpark, located in Ventura County, north of Los Angeles. The Moorpark facility, which was completed during fiscal 1999 and is owned by us, consists of six buildings which cover approximately 170,000 square feet. This facility is located on 280 acres of land and is used by both the Automotive Products Division and the Aerospace Division.

    We have an additional facility in Mesa, Arizona on approximately 21 acres of land used for our Automotive Products Division. The Mesa facility is owned by us and consists of several buildings aggregating approximately 60,000 square feet, including a second blending facility and an approximately 12,000-square-foot warehouse.

    Scot's manufacturing facilities and principal offices are located in Downers Grove, Illinois and consist of approximately 47,000 square feet of office and manufacturing facilities located on three and one-half acres of land that are owned by Scot. Scot also owns 29 acres of land in Ogden, Utah, on which Scot tests various products.

    In May 1997, we signed a seven year lease for an approximate 25,000 square foot building in Moorpark, California, for the glass seal operation of the Automotive Products Division. Monthly rental expense as of October 31, 1999 was approximately $14,000, with annual increases equal to the change in the Consumer Price Index.

    In July 1999, we entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc., an affiliate of the Company's controlling stockholder, in Hollister, California. We are leasing a portion of this building at $14,000 per month.

ITEM 3. LEGAL PROCEEDINGS

    EPA MATTERS. In August 1999, representatives of the Department of Toxic Substances Control of the California Environmental Protection Agency ("Cal EPA") conducted an inspection of our former Newhall facility. Following the inspection, Cal EPA issued a notice of violations ("NOV") indicating that there had been unauthorized burning and treatment of hazardous waste at the facility. Management immediately complied with the NOV requirements and directed that an environmental audit of all of our facilities be undertaken. In September 1999, a federal grand jury issued subpoenas requesting copies of documents relating to the handling, generation, storage, and transportation of hazardous waste and hazardous materials at our Newhall, Moorpark, and Mesa facilities, as well as copies of documents related to other health and safety issues.

    We are cooperating fully with federal and state authorities in connection with these matters. In light of their preliminary nature, however, and the fact that our environmental audit is ongoing, we are unable to predict their outcome. These matters have disrupted the conduct of our business and could result in civil and/or criminal liabilities and penalties, including fines and remediation costs. Accordingly, there can be no assurance that these matters will not have a material adverse effect upon us, our operations, or our financial condition.

    OSHA MATTERS. In February 1999, an accidental explosion occurred at our Newhall facility, resulting in the death of one employee. A transport vehicle was heavily damaged by the explosion, while nearby buildings sustained only minor damage that was quickly repaired. We suspended all production at Newhall for four days to conduct a thorough investigation of the accident along with the Occupational Safety and Health Administration of the State of California ("OSHA"). We also suspended the blending of pyrotechnic powders for approximately two weeks. We resumed full production at Newhall on March 4, 1999. The Newhall facility was vacated upon completion of the move to the new Moorpark facility in July 1999. OSHA's investigation of the accident was concluded during the fiscal third quarter, resulting in the issuance on August 16, 1999, of citations for alleged safety violations and fines aggregating approximately $20,000. We appealed the citations as lacking in factual basis. The appeal is pending. Because the accident resulted in a fatality, OSHA's Bureau of Investigation is required to conduct its own investigation to determine whether to refer the matter to the Distrct Attorney's Office for Los Angeles County. At this point, given the limited information available regarding the Bureau of Investigation's inquiry, it is impossible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

    STOCKHOLDER LITIGATION. Four purported stockholder class action lawsuits were filed in the Delaware Court of Chancery challenging the Recapitalization. On June 22, 1998, David Finkelstein filed a purported stockholder class action lawsuit against J. Nelson Hoffman, Robert S. Ritchie, Jack B. Watson, Thomas F. Treinen, Walter Neubauer, Samuel Levin, Donald A. Benedix, John M. Cuthbert, the Company and J.F. Lehman & Company. Also on June 22, 1998, a purported stockholder class action complaint was filed by Harbor Finance Partners against Messrs. Treinen, Hoffman, Ritchie, Watson, Levin, Bendix, Cuthbert, as well as the Company. Finally, on June 25, 1998, a purported stockholder class action lawsuit was filed by Timothy Hawkins against Messrs. Hoffman, Watson, Treinen, Levin, Bendix, Cuthbert, as well as the Company and J.F. Lehman & Company. Each of these three lawsuits charges the individual defendants with breaching their fiduciary duties to the public stockholders of the Company by allegedly failing to obtain adequate consideration for the Recapitalization. The complaints allege, among other things, that the terms of the Recapitalization are unfair, that the defendants failed to consider other potential purchasers of the Company, and that the individual defendants favored their own interest at the expense of the stockholders. On August 21, 1998, David Finkelstein, the plaintiff in one of the derivative lawsuits, filed an amended class action complaint against the same defendants as the original complaint which charges the individual defendants with failing to disclose material information in the original proxy statements, including, among other things, the failure to disclose third quarter financial statements, information concerning the projections made available to bidders and the firm which rendered a fairness opinion in connection with the Recapitalization, the interest of certain persons in the equity of the continuing entity as well as breaching their fiduciary duties to the public stockholders of the Company by allegedly failing to obtain adequate consideration for the Recapitalization.

    On November 30, 1998, a fourth purported stockholder class action lawsuit was filed in the Delaware Court of Chancery challenging the Recapitalization. The lawsuit, filed by Paul Packer, purportedly on behalf of himself and other stockholders of the Company as of October 15, 1998, was brought against J. Nelson Hoffman, Jack B. Watson, Thomas F. Treinen, Samuel Levin, Donald A.

Bendix, John M. Cuthbert, Robert S. Ritchie and the Company. The lawsuit essentially charges the individual defendants with breaching their fiduciary duties to the public stockholders of the Company by allegedly failing to obtain adequate consideration for the Recapitalization. The complaint alleges, among other things, that the terms of the Recapitalization were unfair, that the consideration paid to the public stockholders of the Company was unfair, inadequate and substantially below the fair market value of the Company, that the individual defendants failed to take steps to enhance the Company's value, that they failed to effectively expose the Company in the marketplace, and that they favored their own interests at the expense of the public stockholders.

    The plaintiffs and defendants agreed in the first three purported class actions to enter into a memorandum of understanding, evidencing the parties' agreement on the material terms of a settlement of the litigation before the fourth lawsuit was filed. Since then, we and our counsel have had discussions with counsel for the plaintiffs in all of these actions and it is possible that the actions will still be settled. Any settlement will be subject to approval by the Delaware Court of Chancery. No trial date has been set for any of the four lawsuits and the defendants have not yet filed responsive pleadings. Management disputes all of the plaintiffs' material allegations and believes that this litigation is without merit. At this preliminary stage, we are not in a position to evaluate the likely outcome of this litigation nor the terms of any possible settlement.

    There has been little activity in any of these stockholder lawsuits during the past year.

    DEPARTMENT OF DEFENSE. Our Aerospace Division is under investigation by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, Department of Defense. The DCIS is currently investigating allegations that involve deviating from contractual requirements relating to the use of organic sealants. We dispute the government's interpretation of the contracts as precluding the use of such sealants. This matter has been under investigation for approximately two years with little change in status. If the matter is referred to the U.S. Attorney's Office for a prospective opinion, one potential consequence of criminal charges being filed is the possibility that our defense operations would be suspended or debarred from military or government sales. At this point, given the limited information about the government's investigation available to counsel, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 27, 1999, by written consent, holders of 58.7% of the issued and outstanding shares of the Company's common stock voted to remove
Messrs. Cuthbert, Treinen, and Watson as directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    As a result of the Recapitalization, our common equity is no longer traded publicly on the NASDAQ. See public filing form 15-12G dated January 19, 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected financial data of the Company as of and for each of the five fiscal years ended October 31, 1999. The financial data for the fiscal year ended October 31, 1999 is derived from the Consolidated Financial Statements of the Company, which consolidated statements have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for the four fiscal years ended October 31, 1998 is also derived from the Consolidated Financial Statements of the Company, which consolidated statements have been audited by KPMG LLP, independent accountants. The data set forth below should be read in conjunction with the Financial Statements and related Notes thereto appearing elsewhere herein and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                         FOR THE YEARS ENDED OCTOBER 31
                                              ----------------------------------------------------
                                                1995       1996       1997       1998       1999
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Income statement data:
Net sales:
  Automotive................................  $71,253    $80,235    $111,930   $135,235   $124,552
  Aerospace.................................   29,339     24,247      28,572     35,303     41,947
                                              -------    -------    --------   --------   --------
    Total...................................  100,592    104,482     140,502    170,538    166,499
Cost of sales:
  Automotive................................   63,241     68,513      93,159    110,284    110,555
  Aerospace.................................   19,730     15,815      19,394     21,326     25,169
                                              -------    -------    --------   --------   --------
    Total...................................   82,971     84,328     112,553    131,610    135,724
Gross profit:
  Automotive................................    8,012     11,722      18,771     24,951     13,998
  Aerospace.................................    9,609      8,432       9,178     13,977     16,777
                                              -------    -------    --------   --------   --------
    Total...................................   17,621     20,154      27,949     38,928     30,775
Operating expenses:
  Automotive................................    3,412      3,477       5,123      6,460      9,971
  Aerospace.................................    4,270      4,633       5,599      6,564      6,992
  Environmental and other investigation
    costs...................................       --         --          --         --     11,117
                                              -------    -------    --------   --------   --------
    Total...................................    7,682      8,110      10,722     13,024     28,079
Earnings (loss) from operations:
  Automotive................................    4,600      8,245      13,648     18,492      4,028
  Aerospace.................................    5,339      3,799       3,579      7,413      9,785
  Corporate.................................       --         --          --         --    (11,117)
                                              -------    -------    --------   --------   --------
    Total...................................    9,939     12,044      17,227     25,905      2,696

Other income (expense), net.................     (639)       129         111        (48)   (33,570)
                                              -------    -------    --------   --------   --------
Earnings (loss) before income taxes.........    9,300     12,173      17,338     25,857    (30,874)
Income tax provision (benefit)..............    3,720      4,725       6,660     10,410    (10,608)
                                              -------    -------    --------   --------   --------
Net earnings (loss).........................  $ 5,580    $ 7,448    $ 10,678   $ 15,447   $(20,266)
                                              =======    =======    ========   ========   ========

                                                                        OCTOBER 31
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance Sheet Data:
  Current assets............................................  $43,407    $ 39,179   $ 55,274
  Total assets..............................................  $99,824    $124,619   $155,652
  Current liabilities.......................................  $13,271    $ 23,508   $ 45,072
  Long-term debt, less current portion......................  $ 2,057    $    416   $168,600
  Stockholders' equity (deficit)............................  $81,357    $ 97,280   $(88,531)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

    The following table is derived from the Company's statements of operations data and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                                   FOR THE YEARS ENDED
                                                                        OCTOBER 31
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Automotive Products Division
  Net sales.................................................   100.0%     100.0%     100.0%
  Cost of sales.............................................    83.2       81.6       88.8
                                                               -----      -----      -----
  Gross profit..............................................    16.8       18.5       11.2
  Operating expenses........................................     4.6        4.8        8.0
                                                               -----      -----      -----
  Earnings from operations..................................    12.2%      13.7%       3.2%
                                                               =====      =====      =====
Aerospace Division
  Net sales.................................................   100.0%     100.0%     100.0%
  Cost of sales.............................................    67.9       60.4       60.0
                                                               -----      -----      -----
  Gross profit..............................................    32.1       39.6       40.0
  Operating expenses........................................    19.6       18.6       16.7
                                                               -----      -----      -----
  Earnings from operations..................................    12.5%      21.0%      23.3%
                                                               =====      =====      =====

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES

    Consolidated net sales for fiscal 1999 were $166.5 million, compared to net sales of $170.5 million for fiscal 1998. Net sales for the Automotive Products Division in fiscal 1999 decreased 7.9% to $124.6 million from $135.2 million in fiscal 1998 primarily due to contractual price decreases, and the inability to offset these price decreases with increased initiator unit production due to the disruptions caused by moving certain manufacturing operations from Newhall to Moorpark. Net sales for the Aerospace Division in fiscal 1999 increased 18.8% to $41.9 million from $35.3 million in fiscal 1998 primarily due to increased shipments of products used on several missile programs and deliveries related to bomb ejector programs.

GROSS PROFIT

    Consolidated gross profit for fiscal 1999 was $30.8 million, compared with consolidated gross profit for fiscal 1998 of $38.9 million, a decrease of $8.1 million or 20.9%. Gross profit for the Automotive Products Division for fiscal 1999 was $14.0 million, or 11.2% of division net sales, compared with gross profit for fiscal 1998 of $25.0 million, or 18.5% of division net sales. The decrease in gross profit for the Automotive Products Division was due to unit price concessions made to the Company's leading automotive customers, the inefficiencies inherent during the six months required to move certain manufacturing operations from Newhall to Moorpark, approximately $2.3 million in adjustments to inventory and certain receivables, and the disruptions associated with the internal investigation and compliance audit in connection with the Cal EPA and other investigations in the fourth quarter of fiscal 1999. See "Legal Proceedings."

    Gross profit for the Aerospace Division for fiscal 1999 was $16.8 million, or 40.0% of division net sales, compared with gross profit for fiscal 1998 of $14.0 million, or 39.6% of division net sales. The increase in gross profit of $2.8 million was due to increased net sales during fiscal 1999, while the increase in gross profit as a percentage of division sales was due to changes in product mix.

OPERATING EXPENSES

    Consolidated operating expense for fiscal 1999 (excluding expenses related to environmental and other investigations) was $17.0 million, compared with consolidated operating expense for fiscal 1998 of $13.0 million, an increase of $4.0 million or 30.2%. Operating expenses for the Automotive Products Division for fiscal 1999 were $10.0 million, or 8.0% of division net sales, compared with operating expenses for fiscal 1998 of $6.5 million, or 4.8% of division net sales. The increase in operating expenses for the Automotive Products Division on both an absolute and percentage basis was due to redundant costs incurred during the Moorpark move as well as increased marketing and general and administrative costs related to staffing additions.

    Operating expenses for the Aerospace Division for fiscal 1999 were $7.0 million, or 16.7% of division net sales, compared with operating expenses for fiscal 1998 of $6.6 million, or 18.6% of division net sales. The increase in operating expenses of $0.4 million was due primarily to increases in performance bonuses, although operating expenses as a percentage of division net sales decreased due to the absorption of relatively stable general and administrative expenses over greater net sales.

EXPENSES RELATED TO GOVERNMENT INVESTIGATIONS

    Expenses related to the Cal EPA and other investigations aggregated
$11.1 million in fiscal 1999, while no such expenses were incurred in fiscal 1998. The $11.1 million represents legal, consulting and other related costs incurred during the fourth quarter of fiscal 1999 as well as an allowance for estimated costs in connection with this matter. See "Legal Proceedings."

OTHER INCOME AND EXPENSE

    Interest expense for fiscal 1999 was $16.6 million, compared with fiscal 1998 interest expense of $0.2 million. The increase was the result of increased debt outstanding resulting from the Recapitalization. Other expenses of $17.0 million in fiscal 1999 were due to certain costs and management fees incurred in connection with the Recapitalization.

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES

    Consolidated net sales for fiscal 1998 were $170.5 million, compared to net sales of $140.5 million in fiscal 1997. Net sales for the Automotive Products Division in fiscal 1998 increased 20.8% to

$135.2 million from $111.9 million in fiscal 1997 primarily due to a 43.9% increase in units shipped during fiscal 1998. The increase in units shipped resulted primarily from increased shipments to Autoliv under terms of a supplier agreement partially offset by the UAW strike at General Motors and continued weaknesses in the Asian market. Net sales for the Aerospace Division in fiscal 1998 increased 23.6% to $35.3 million from $28.6 million in fiscal 1997. The increase was primarily attributed to a contract for production of a proprietary bomb ejector, which began in fiscal 1998, and also due to increased demand for products used in commercial satellite launch vehicles.

GROSS PROFIT

    Consolidated gross profit for fiscal 1998 was $38.9 million, compared with consolidated gross profit for fiscal 1997 of $27.9 million, an increase of $11.0 million or 39.4%. Gross profit for the Automotive Products Division for fiscal 1998 was $25.0 million, or 18.4% of division net sales, compared with gross profit for fiscal 1997 of $18.8 million, or 16.8% of division net sales. The increase in gross profit for the Automotive Products Division was due to efficiencies related to volume increases, improvements in automated machine yields and other manufacturing efficiencies.

    Gross profit for the Aerospace Division for fiscal 1998 was $14.0 million, or 39.6% of division net sales, compared with gross profit for fiscal 1997 of $9.2 million, or 32.1% of division net sales. The increase in gross profit for the Aerospace Division was due to changes in the mix of products shipped compared to fiscal 1997 and the absorption of relatively stable overhead expenses over greater net sales in fiscal 1998.

OPERATING EXPENSES

    Consolidated operating expense for fiscal 1998 was $13.0 million, compared to $10.7 million in fiscal 1997. Operating expenses for the Automotive Products Division were $6.5 million, compared to $5.1 million in fiscal 1997. The increase of 26.1% is primarily attributable to higher labor costs, and, to a lesser extent, increases in the corporate allocation. Operating expenses for the Aerospace Division were $6.6 million, compared to $5.6 million in fiscal 1997. The increase of 17.2% was primarily attributable to increases in performance bonuses and corporate allocations.

OTHER INCOME AND EXPENSE

    Interest income was $0.1 million for fiscal 1998, compared to $0.4 million in fiscal 1997. The decrease is primarily attributable to lower average amounts invested in interest-bearing securities during the year. Interest expense was $0.2 million in fiscal 1998, compared to $0.3 million in fiscal 1997. The decrease is attributable to lower average debt balances resulting from scheduled monthly principal payments, and to the assumption by the buyer of debt relating to the sale of an airplane which we previously owned.

LIQUIDITY AND CAPITAL RESOURCES

    The Recapitalization had a substantial impact on the Company's capital structure. The recapitalized Company is significantly more highly leveraged and, accordingly, the Recapitalization resulted in substantial changes to the Company's debt-to-equity ratio and its debt service requirements.

    As part of the Recapitalization, the Company entered into a credit facility (the "New Credit Facility") with a syndicate of banks (the "Banks") which consists of a $25.0 million revolving credit facility (the "Revolving Credit Facility") and a $70.0 million senior term loan (the "Senior Term Loan"). The Senior Term Loan was fully drawn at the closing date of the Recapitalization. In addition, as part of the Recapitalization, the Company issued $100.0 million of 11 3/8% Senior Subordinated Notes due 2008 (the "Notes").

    The Revolving Credit Facility bears interest at the Banks Base Rate plus an applicable margin (an effective rate of 10.00% at October 31, 1999). The Company has the option of converting all or a portion of the balance outstanding under the Revolving Credit Facility to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 8.1% at October 31, 1999). The Senior Term Loan is a seven year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.5% at October 31, 1999).

    The Company's principal sources of liquidity are cash flow from operations and borrowings under the Revolving Credit Facility. The Company's principal uses of cash are debt service requirements, capital expenditures, research and development and working capital.

    Working capital requirements increased in fiscal 1999 compared to fiscal 1998 to service the Company's new long-term debt incurred in connection with the Recapitalization, to support increases in accounts receivable and inventories, and to finance the investment in new production equipment which is expected to be installed in fiscal 2000. As of October 31, 1999, the Company had $5.9 million outstanding under the Revolving Credit Facility together with $2.3 million in outstanding letters of credit; accordingly $11.8 million was available under the Revolving Credit Facility at October 31, 1999. The Company believes that it can meet its expected working capital requirements for the foreseeable future from cash from operations and borrowings under the Revolving Credit Facility.

    The agreement governing the New Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, repurchase or redemption of stock from stockholders, and various financial covenants, including covenants requiring the maintenance of minimum interest coverage, maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratios, and minimum consolidated EBITDA.

    On July 14, 1999, the Company and the Banks entered into the First Amendment to the New Credit Facility pursuant to which the Company increased the Maximum Swingline Amount (as defined therein) to $3.0 million from $1.0 million while not increasing the total amount of borrowings available under the Revolving Credit Facility. The Swingline requires no notification to the Banks with respect to either borrowings or repayments.

    On August 20, 1999, the Company notified the Banks of the Company's potential noncompliance with certain environmental covenants in connection with the Cal EPA investigation (the "Environmental Noncompliance"). See "Legal Proceedings." On September 14, 1999, the Company and the Banks entered into a Waiver and Modification to the New Credit Facility pursuant to which the Banks waived any Default or Event of Default arising from such Environmental Noncompliance until such time as the Banks or the Company determine that the Environmental Noncompliance has had, or could reasonably be expected to have, a materially adverse effect on the Company. The Waiver and Modification to the New Credit Facility has also temporarily limited the maximum borrowings under the Revolving Credit Facility to $20.0 million.

    As of October 31, 1999, the Company was not in compliance with certain financial covenants contained in the New Credit Facility. On January 26, 2000, the Company entered into a Second Amendment and Waiver to the New Credit Facility pursuant to which, among other things, certain financial covenants were amended, and the Company received a waiver for past noncompliance with its financial covenants.

    Substantially all of the Company's assets are pledged as collateral under the New Credit Facility. As required under the terms of the New Credit Facility, effective March 16, 1999, the Company entered into an interest rate protection agreement. The terms of the agreement relate to the notional amount of $35.0 million of the total $70.0 million original principal amount. This agreement set the rate at 5.42% plus 175 basis points, requiring quarterly interest payments starting June 17, 1999 through March 17, 2001.

    Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our debt, or to fund planned capital expenditures and research and development expense, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. While management believes that we will be able to meet our liquidity needs, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Revolving Credit Facility in an amount sufficient to enable us to service our debt, or to fund our other liquidity needs.

CAPITAL CALL AGREEMENT

    In connection with amending the New Credit Facility on January 26, 2000, the Company and its controlling stockholder entered into a capital call agreement (the "Capital Call Agreement") with the Banks. The Capital Call Agreement requires the controlling stockholder to make a capital contribution to the Company upon the occurrence of certain events, including the failure to comply with certain financial covenants contained in the New Credit Facility. Upon receipt of any such contribution, the Company is obligated to repay outstanding term loans under the New Credit Facility.

SEASONALITY

    The airbag manufacturers' requirements for the Company's initiators are dependent on the requirements of automobile manufacturers. The Company believes that the airbag initiator market in the United States has become, and will for the foreseeable future remain, closely tied with the seasonal fluctuations of the automotive market. This trend may be offset partially as new applications for airbags and initiators, such as airbags for side-impact protection and seat belt pretensioners, are installed by automobile manufacturers.

    The Aerospace Division recognizes sales upon the shipment of units or completion of a task. While there is no identifiable seasonality to the aerospace business, there can be quarter-to-quarter changes in shipment volume that result from customer requirements or other factors beyond the Company's control. Historically, during the past several years, customer shipments have been greater in the second half of the Company's fiscal year.

YEAR 2000 COMPLIANCE

    During fiscal 1999, the Company established and implemented a comprehensive Y2K transition plan. To-date, we have not experienced any material disruptions to business operations.

COMPREHENSIVE INCOME

    On November 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board (the "FASB"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. There is no difference between the net loss and comprehensive income for the Company for the year ended October 31, 1999.

STARTUP ACTIVITIES

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Startup Activities." This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle. We believe that the adoption of SOP 98-5 will not have a material impact on our consolidated financial statements.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial reporting.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company has only limited involvement in derivative financial instruments and does not hold or issue them for trading purposes. Certain amounts borrowed under the Company's New Credit Facility are at variable rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company has entered into an interest rate swap arrangement to alter interest rate exposure, as described below. This arrangement allows the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed rate borrowings were made directly. Under interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount.

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

    The Company also is exposed to market risks related to fluctuations in interest rates on the Notes issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. The Company does not have an obligation to repay the Notes prior to maturity in December 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required in response to this Item are listed under Item 14(a) of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    As reported in a Form 8-K filed on September 3, 1999, upon recommendation of the Audit Committee, the Board of Directors engaged PricewaterhouseCoopers LLP as independent accountants in place of KPMG LLP.

    KPMG LLP's reports on the financial statements for the two most recent fiscal years ended October 31, 1997 and 1998 did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to audit scope or accounting principles. Furthermore, during the two most recent fiscal years and through August 27, 1999 (the date of dismissal), there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused that firm to make reference to the subject matter of such disagreements in connection with their reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position of each of our directors and executive officers. All of our officers are elected annually and serve at the discretion of the Board of Directors.

NAME                               AGE                               POSITIONS
----                             --------   ------------------------------------------------------------
Dr. John F. Lehman.............     56      Chairman of the Board of Directors
Thomas W. Cresante.............     52      Director, President and Chief Executive Officer
Joseph A. Stroud...............     44      Director, Executive Vice President, Chief Financial Officer,
                                            Assistant Secretary
George A. Sawyer...............     67      Director, Secretary
Oliver C. Boileau, Jr..........     71      Director
Donald Glickman................     65      Director
William Paul...................     62      Director
Thomas G. Pownall..............     76      Director
Gary A. Binning................     40      Director
Randy H. Brinkley..............     56      Director
Keith E. Oster.................     37      Director
Sabra Bennett..................     49      Vice President - Human Resources
Andrew G. Bonas................     39      Vice President - Aerospace Division
Thomas R. Cessario.............     45      Vice President - Environmental, Health and Safety
Herbert G. Chick...............     56      Vice President - Finance
Gary T. Smith..................     41      Vice President - Automotive Products Division
John J. Walsh..................     41      Vice President - Strategic Marketing and Programs
Patrick Carroll................     56      Vice President - General Manager, Hollister
Alan S. Fabian.................     49      Vice President - General Manager, Mesa
Robert McSweeney...............     37      Vice President - General Manager, Moorpark
James O. Moore.................     57      Vice President - General Manager, Scot

    DR. JOHN F. LEHMAN, who became a director of the Company upon consummation of the Recapitalization and Chairman of the Company in June 1999, is a Managing General Partner of J.F. Lehman and Company. Prior to founding J.F. Lehman & Company, Dr. Lehman was an investment banker with PaineWebber Incorporated and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency.
Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc., and is a member of the Board of Directors of Elgar Holdings, Inc., Ball Corporation, ISO Inc., McCormick Selph Holdings, Inc. and Burke
Industries, Inc. and is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a Trustee of LaSalle College High School.

    THOMAS W. CRESANTE became a director, President and Chief Executive Officer of the Company in October 1999. Prior to joining the Company, Mr. Cresante was general manager with ITT Hancock

Hardware Division from 1984 thru 1987, at which time he was named Vice President of Manufacturing for its Hardware and Seating Division. Mr. Cresante joined TRW Inflatable Restraints Division in 1990 as the Vice President of Operations. During his tenure with TRW, two of his startup facilities were named as "10 Best Plants in the U.S." by Industry Week Magazine. In early 1996, Mr. Cresante joined Allied Signal Aerospace as the Vice President of Operations and later that year was named President of Allied Signal Safety Restraints Systems.
Mr. Cresante returned to Arizona in 1997 as the Executive Vice President and Chief Operating Officer for Safety Components International, Inc.

    JOSEPH A. STROUD, who became a director of the Company upon consummation of the Recapitalization and Executive Vice President and Chief Financial Officer in June 1999, is a General Partner of J.F. Lehman & Company. Mr. Stroud has been affiliated with J.F. Lehman & Company since 1992 and formally joined the firm in 1996. Prior to joining J.F. Lehman & Company, Mr. Stroud was the Chief Financial Officer of Sperry Marine Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is currently a director of Elgar Holdings, Inc., Burke Industries, Inc. and McCormick Selph Holdings, Inc.

    GEORGE A. SAWYER is currently a director and Secretary of the Company and also served as Chairman of the Board from December 1998 to May 1999 and interim Chief Executive Officer from May 1999 to October 1999. Mr. Sawyer is also a co-founder and Managing General Partner of J.F. Lehman & Company. From 1993 to 1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine Inc. Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is currently Chairman of Burke Industries, Inc. and a director of Elgar Holdings, Inc. and McCormick Selph Holdings, Inc. He also serves on the Board of Trustees of Webb Institute and is on the Board of Managers of the American Bureau of Shipping.

    OLIVER C. BOILEAU, JR. became a director of the Company upon consummation of the Recapitalization. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. In 1980, he joined General Dynamics Corporation as President and a member of the Board of Directors. In January 1988, Mr. Boileau was promoted to Vice Chairman. He retired in May 1988. Mr. Boileau joined Northrop Grumman Corporation in December 1989 as President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. He is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University and the Massachusetts Institute of Technology--Lincoln Laboratory Advisory Board. Mr. Boileau is also director of Burke
Industries, Inc. and Elgar Holdings, Inc.

    DONALD GLICKMAN, who became a director of the Company upon consummation of the Recapitalization, is a Managing General Partner of J.F. Lehman & Company. Prior to joining J.F. Lehman & Company, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored calvary officer in the Seventh U.S. Army. Mr. Glickman is currently Chairman of Elgar
Holdings, Inc. and a director of the MacNeal-Schwendler Corporation, General Aluminum Corporation, Monroe Muffler Brake, Inc., McCormick Selph
Holdings, Inc. and Burke Industries, Inc. He is also a trustee of MassMutual Corporate Investors, MassMutual Participation Investors and Wolf Trap Foundation for the Performing Arts.

    WILLIAM PAUL became a director of the Company upon consummation of the Recapitalization. Mr. Paul began his career with United Technologies Corporation ("UTC") at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky Aircraft, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed the Executive Vice President of UTC, Chairman of UTC's international operations and became a member of UTC's Management Executive Committee. Mr. Paul retired from these positions in 1997 but remains a consultant to UTC. Mr. Paul is a Fellow of the American Institute of Aeronautics and a Fellow of the Royal Aeronautical Society. Mr. Paul is also a director of Elgar Holdings, Inc.

    THOMAS G. POWNALL, who became a director of the Company upon consummation of the Recapitalization, is a member of the investment advisory board of J.F. Lehman & Company. Mr. Pownall was Chairman of the Board of Directors from 1983 until 1992 and Chief Executive Officer of Martin Marietta Corporation ("Martin Marietta") from 1982 until 1988. Mr. Pownall joined Martin Marietta in 1963 as Vice President of its Aerospace Advanced Planning Unit, became President of Aerospace Operations and, in succession, Vice President, then President and Chief Operating Officer of Martin Marietta. Mr. Pownall is also a director of The Titan Corporation, Burke Industries, Inc., Elgar Holdings, Inc., Director Emeritus of Sundstrand Corporation and serves on the advisory board of Ferris, Baker Watts Incorporated. He is also a director of the U.S. Naval Academy Foundation and the Naval Academy Endowment Trust and a trustee of Salem-Teikyo University.

    GARY A. BINNING became a director of the Company in September 1999.
Mr. Binning is currently the Managing Partner of Paribas Principal Partners, the U.S. private equity arm of Banque Paribas ("Paribas"), which he co-founded in 1997. Prior to his current position at Paribas, Mr. Binning was a Managing Director in the merchant banking group of Banque Paribas specializing in financing and investing in leveraged buyouts for five years. Mr. Binning currently serves on the Board of Directors of Atlantic Coast Fire
Protection, Inc., Collins and Aikman Floorcoverings, Inc., Key Plastics, Inc., Polaris Pool Systems, Inc., Stauber Performance Ingredients, Inc. and Transport Labor Contract Leasing, Inc.

    RANDY H. BRINKLEY became a director of the Company in September 1999. Currently, Mr. Brinkley serves as a Senior Vice President of Programs for Hughes Space and Communications Company ("HSC"), the world's largest manufacturer of commercial communication satellites. Before joining HSC in 1999, Mr. Brinkley spent seven years as a senior executive at the National Aeronautics and Space Administration, including positions as Program Manager for the International Space Station and Mission Director of the Hubble Space Telescope repair mission. From 1990 to 1992, Mr. Brinkley managed research and development activities for advanced aircraft systems and technologies at the McDonnell Douglas Corporation. Prior thereto, Mr. Brinkley served in the U.S. Marine Corps for 25 years before retiring as a Colonel.

    KEITH E. OSTER, who became a director of the Company upon consummation of the Recapitalization, is a General Partner of J.F. Lehman & Company. Prior to joining J.F. Lehman & Company in 1992, Mr. Oster was with the Carlyle Group, where he was responsible for analyzing acquisition opportunities and arranging debt financing, and was a Senior Financial Analyst with Prudential-Bache Capital Funding, working in the Mergers, Acquisitions and Leveraged Buyouts Department. Mr. Oster is currently a director of Burke Industries, Inc., McCormick Selph Holdings Inc. and Elgar Holdings, Inc.

    SABRA BENNETT, Vice President - Human Resources, is responsible for the overall human resource functions at the Company. Ms. Bennett joined the Company in 1995 as the Director of Human Resources. In 1998, Ms. Bennett was promoted to her current position. Prior to joining the Company, Ms. Bennett worked as a Human Resources Manager, Personnel Representative and Staffing Representative from 1972 to 1995 for GTE Corporation. Ms. Bennett has a degree in Business Administration from the University of Redlands.

    ANDREW G. BONAS, Vice President - Aerospace Division, is responsible for managing the day-to-day operations of the Company's Aerospace Division.
Mr. Bonas joined the Company in April 1999 in his current position. Prior to joining the Company, Mr. Bonas worked in product design for TRW's Vehicle Safety Systems. Starting with TRW in 1988, Mr. Bonas worked as a New Product Team Leader, a Product Design and Development Engineering Manager and a Senior Engineer. From 1983 to 1988, Mr. Bonas worked in various engineering roles with two different manufacturing companies producing pyrotechnic devices. Mr. Bonas holds a degree in Mechanical Engineering from Pennsylvania State University and a Master of Business Administration from the University of Phoenix.

    THOMAS R. CESSARIO, Vice President - Environment, Health and Safety, is responsible for all matters regarding environmental, health and safety issues at the Company. Mr. Cessario joined the Company in November 1999 in his current position. Prior to joining the Company, Mr. Cessario was the Corporate Director of Safety, Health and Environment from 1997 to 1999 for Irex Construction Engineering Corporation. From 1992 to 1997, Mr. Cessario worked in a similar position with Rollins Environmental, Inc. Mr. Cessario worked as a Division Manager of Safety, Health and Environment from 1983 to 1992 for Thiokol Corporation. Mr. Cessario has Bachelor of Science from West Virginia University as well as a Master of Safety and Industrial Hygiene and a Master of Operations from Wilmington College.

    HERBERT G. CHICK, Vice President - Finance, is responsible for managing the day-to-day financial operations of the Company. Mr. Chick joined the Company in August 1999 in his current position. Prior to joining the Company, Mr. Chick was the Senior Vice President and Chief Financial Officer for the Passenger Systems division of Rockwell International Corporation from 1996 to 1999. Prior thereto, Mr. Chick worked as a self-employed consultant from 1993 to 1996. From 1986 to 1993, Mr. Chick held a variety of positions, including Chief Financial Officer, at a number of manufacturing firms. Mr. Chick has a degree in Aerospace Engineering from the Georgia Institute of Technology and a Master of Business Administration from University of California, Los Angeles.

    GARY T. SMITH, Vice President - Automotive Products Division, is responsible for managing the day-to-day operations of the Company's Automotive Products Division. Mr. Smith joined the Company in January 1995 as a Senior Project Engineer. Mr. Smith was promoted in 1996 to Engineering Supervisor, in 1997 to Manufacturing Manager, in 1998 to General Manager and in 1999 to his current position. Prior to joining the Company, Mr. Smith worked from 1984 to 1995 for Barry Controls Aerospace in a variety of positions, including Senior Project Leader, Business Unit Leader and a Project Engineer. Mr. Smith holds a degree in Mechanical Engineering and studied Applied Mechanics in graduate school at California State University at Northridge.

    JOHN J. WALSH, Vice President - Strategic Marketing and Programs, is responsible for overall marketing and program management functions at the Company. Mr. Walsh joined the Company in May 1999 in his current position. Prior to joining the Company, Mr. Walsh was the Director of Sales and Marketing, Aerospace from 1996 to 1999 and the Director of Aerospace, Defense and Specialty Products from 1994 to 1996 for The Ensign-Bickford Company. Mr. Walsh worked as a Product Section Manager and a Business Development Manager from 1986 to 1993 for Thiokol Corporation. From 1977 to 1986, Mr. Walsh worked in various engineering roles for two different aerospace manufacturing firms. Mr. Walsh has a degree in Guidance and Control Engineering from Purdue University and a Master of Business Administration from St. Joseph's University.

    PATRICK CARROLL, Vice President - General Manager, Hollister, is responsible for the day-to-day facility operations and general management of the Company's Hollister, California facility. Mr. Carroll joined the Company in 1999 when the Company acquired the Micro Gas Generator product line. Prior to the acquisition, Mr. Carroll worked for two years as the General Manager of Commercial Operations for McCormick Selph Ordnance Products, a business unit of Teledyne Ryan Aeronautical. Prior thereto, Mr. Carroll worked for FMC Corporation from 1970 to 1997, most recently as General Manager of the Corporate Technology Center and Director of Corporate Research and Development.

Mr. Carroll has a degree in Mechanical Engineering and Master of Mechanical Engineering from Pennsylvania State University and an Executive Master of Business Administration from Stanford University.

    ALAN S. FABIAN, Vice President - General Manager, Mesa, is responsible for the day-to-day facilities operations and general management of the Company's Mesa, Arizona facility. Mr. Fabian joined the Company as a plant manager in 1995. Mr. Fabian was promoted to General Manager in 1997 and to Vice President in 1999. Prior to joining the Company, Mr. Fabian was the Vice President of Operations from 1990 to 1995 for Power Convertibles Corporation. Mr. Fabian has a degree in Engineering from Oakland University and a Master of Industrial Engineering from Wayne State University.

    ROBERT MCSWEENEY, Vice President - General Manager, Moorpark, is responsible for the day-to-day facility operations and general management of the Company's Moorpark, California facility. Mr. McSweeney joined the Company in 1995 as a Supervisor and Project Engineer. Mr. McSweeney was promoted to Manufacturing Engineer Manager in 1996, Plant Manger in 1998 and Vice President in 1999. Prior to joining the Company, Mr. McSweeney worked as a Manufacturing Engineering Supervisor from 1992 to 1995 for the Fluid Controls Division of BW/IP International. Mr. McSweeney has a degree in Mechanical Engineering from the University of Santa Clara and a Master of Business Administration from Loyola Marymount University.

    JAMES O. MOORE, Vice President - General Manager, Scot, Inc., is responsible for the day-to-day facilities operations and general management of Scot, Inc., a subsidiary of the Company. Mr. Moore joined the Company in 1998 in his current position. Prior to joining the Company, Mr. Moore worked as the Director of Pressure Control Equipment from 1996 to 1998 for Hydril Company. From 1989 to 1996, Mr. Moore was a General Manager for Grimes Aerospace Company. Mr. Moore worked for General Electric Corporation from 1966 to 1989, most recently as a Facilities Manager. Mr. Moore has a degree in Mechanical Engineering from Purdue University.

COMMITTEES OF THE BOARD OF DIRECTORS

    EXECUTIVE COMMITTEE. The Executive Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Paul and Cresante. The Executive Committee's main function is to expedite the decision-making process on certain matters.

    AUDIT COMMITTEE. The Audit Committee of the Board of Directors is comprised of Messrs. Paul, Glickman, Oster, Binning and Boileau. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

    COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Stroud, Pownall and Cresante. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees and consultants to the Company, and oversees and administers certain of the Company's stock option plans.

    STOCK OPTION COMMITTEE. The Stock Option Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Stroud, and Pownall. The Stock Option Committee is responsible for the administration of the Company's 1999 Stock Option Plan.

ITEM 11.  EXECUTIVE COMPENSATION

    Compensation. Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company for fiscal 1999, 1998 and 1997, of those persons (collectively, the "Named Executive Officers") who were, during fiscal 1999, (i) the Chief Executive Officer and
(ii) the other most highly compensated executive officers receiving compensation of $100,000 or more from the Company or one of its subsidiaries.

                                                                              LONG-TERM
                                                             ANNUAL          COMPENSATION
                                                          COMPENSATION       ------------
                                                       -------------------    SECURITIES     ALL OTHER
                                                        SALARY     BONUS      UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                   YEAR       ($)        ($)        OPTIONS          ($)
---------------------------                 --------   --------   --------   ------------   ------------
Thomas W. Cresante........................    1999     $ 32,934        --       111,200(1)           --
  President and Chief Executive               1998           --        --            --              --
  Officer (October 1999 to date)              1997           --        --            --              --

George A. Sawyer..........................    1999       57,982        --            --          14,000(2)
  President and Chief Executive Officer       1998           --        --            --              --
  (June 1999--September 1999)                 1997           --        --            --              --

John M. Cuthbert..........................    1999      217,679    35,000            --       1,741,524(2)(6)
  President and Chief Executive Officer       1998      211,598    34,660            --           2,917(2)
  (December 1998--June 1999)                  1997      177,162    13,158       150,000(3)        2,656(2)

Thomas F. Treinen.........................    1999       30,962    27,000            --             464(2)
  President and Chief Executive Officer       1998      225,680    72,542            --           3,449(2)
  (1976--December 1998)                       1997      221,667    27,465            --           3,353(2)

Samuel Levin (7)..........................    1999      215,208   167,820            --         205,160(2)(6)
  President--Scot, Incorporated               1998      206,766   437,901            --           4,000(2)
  (1992--December 1999)                       1997      187,500   105,019        10,000(4)        9,918(2)

Alan S. Fabian............................    1999      144,776    30,000        18,000(5)      112,500(2)(6)
  Vice President--General Manager, Mesa       1998      122,281    13,141            --              --
                                              1997      119,238     4,315            --              --

Gary T. Smith.............................    1999      156,928    30,000        20,000(5)       97,475(2)(6)
  Vice President--Automotive Products         1998       93,938    17,889            --              --
  Division                                    1997       87,844     8,978            --              --

Thomas J. Treinen (8).....................    1999      123,307    24,036            --         528,864(2)(6)
  Vice President--Administration/Business     1998      109,828    18,740            --           2,678(2)
  Systems                                     1997      103,248     8,491            --           2,560(2)

John T. Vinke.............................    1999      167,137        --            --         684,299(2)(6)
  Executive Vice President and Chief          1998      131,304    29,096            --             772(2)
  Financial Officer                           1997      118,938    12,149        25,000(3)          716(2)
  (April 1994--June 1999)

Robert S. Ritchie.........................    1999      120,797    40,000            --         552,000(2)(6)
  Vice President--Aerospace Division          1998      149,365    58,642            --           2,062(2)
  (1990--July 1999)                           1997      138,263    13,365        30,000(3)        2,200(2)

------------------------

(1) Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on October 12, 1999.

(2) Consists of matching contributions by the Company under its 401(k) plan, which was adopted in Fiscal 1994, or its non-qualified deferred compensation plan, which was adopted in Fiscal 1995, certain life insurance premiums as well as certain directors fees.

(3) Options granted by the Compensation Committee of the Board of Directors on December 30, 1996 and ratified by the stockholders at the Company's 1997 annual meeting. All grants were at the market price of the Common Stock ($17.00) on the date of grant.

(4) Granted pursuant to the Company's Amended and Restated 1991 Stock Incentive Plan at the market price of the Common Stock on the date of grant.

(5) Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on June 21, 1999.

(6) Includes the compensation component of the consideration paid for certain stock options in connection with the Recapitalization.

(7) Mr. Levin retired from his position in December 1999 and is now a consultant to the Company. (See "Employment and Consulting Agreements.")

(8) Mr. Treinen was terminated from his position in December 1999.

OPTIONS GRANTED IN FISCAL 1999

    The following table summarizes options granted in fiscal 1999 to the Named Executive Officers:

                                                     NUMBER OF
                                                     SECURITIES     % OF TOTAL
                                                     UNDERLYING      OPTIONS
                                                      OPTIONS       GRANTED TO     EXERCISE
                                                      GRANTED       EMPLOYEES      PRICE PER   EXPIRATION
                       NAME                             (#)       IN FISCAL 1999     SHARE        DATE
                       ----                          ----------   --------------   ---------   ----------
Thomas W. Cresante.................................    111,200         30.6%        $50.00      10/11/09
George A. Sawyer...................................          0          0.0%        $50.00            --
John M. Cuthbert...................................          0          0.0%        $50.00            --
Thomas F. Treinen..................................          0          0.0%        $50.00            --
Samuel Levin.......................................          0          0.0%        $50.00            --
Alan S. Fabian.....................................     18,000          5.0%        $50.00       6/22/09
Gary T. Smith......................................     20,000          5.5%        $50.00       6/22/09
Thomas J. Treinen..................................      5,000          1.4%        $50.00       1/12/00
John T. Vinke......................................          0          0.0%        $50.00            --
Robert S. Ritchie..................................          0          0.0%        $50.00            --

AGGREGATE OPTION PURCHASES IN FISCAL 1999 AND FISCAL 1999 YEAR END OPTION VALUES

    The following table summarizes information with respect to all options held by the Named Executive Officers exercisable within 60 days of October 31, 1999:

                                                                        NUMBER OF
                                                                       SECURITIES        VALUE OF UNEXERCISED
                                                                       UNDERLYING            IN-THE-MONEY
                                                                   UNEXERCISED OPTIONS    OPTIONS AT FISCAL
                                      SHARES                       AT FISCAL YEAR END        YEAR END ($)
                                    ACQUIRED ON                     (#) EXERCISABLE/         EXERCISABLE/
               NAME                  EXERCISE     VALUE REALIZED      UNEXERCISABLE        UNEXERCISABLE(1)
               ----                 -----------   --------------   -------------------   --------------------
Thomas W. Cresante................          0       $        0        0/111,200                $0/$0
George A. Sawyer..................          0       $        0           0/0                   $0/$0
John M. Cuthbert..................    102,400       $1,739,000         50,000/0             $850,000/$0
Thomas F. Treinen.................          0       $        0           0/0                   $0/$0
Samuel Levin......................     11,250       $  187,500       2,250/1,500          $38,250/$25,500
Alan S. Fabian....................     10,000       $  112,500       4,500/13,500              $0/$0
Gary T. Smith.....................      8,000       $   95,000       5,000/15,000              $0/$0
Thomas J. Treinen.................     28,000       $  527,500       5,750/6,750          $76,500/$51,000
John T. Vinke.....................     34,000       $  683,750         7,500/0              $127,500/$0
Robert S. Ritchie.................     30,500       $  551,250       4,500/3,000          $76,500/$51,000

(1) There is no public market for our Common Stock. The Company estimates the market value for its common stock is approximately $34.00 per share.

BONUS AND INCENTIVE PLANS

    Since March 1998, the Company has maintained two short-term incentive plans for the benefit of all regular, full time employees of the Automotive Products Division and the Aerospace Division, respectively (collectively, the "Bonus Plans"), and a Management Incentive Plan for certain members of management from both divisions (the "Management Plan"). The Bonus Plans permit the Company to pay employees quarterly bonuses based on employment level, the attainment of certain pre-established financial performance criteria, and the attainment of certain pre-established individual goals. The Management Plan bonuses are paid annually, based upon the attainment of certain pre-established Company and division financial performance criteria. The Bonus Plans and the Management Plan are administered by a committee of the Board of Directors, which has full power and authority to determine the terms and conditions of awards under the Bonus Plans and the Management Plan.

BENEFIT PLANS

    The Company also maintains various qualified and non-qualified benefit plans for its employees, including a 401(k) profit sharing plan and an insured deferred compensation plan for certain highly compensated employees. The Company reserves the right to add, amend, change, tie off and/or terminate any or all qualified or nonqualified benefit plans at any time and to alter, amend, add to and/or restrict employee participation to the extent permitted by applicable federal or state law or regulation.

COMPENSATION OF DIRECTORS

    None of the directors of the Company who are employees of the Company receive any compensation directly for their service on the Board of Directors. All other directors receive $2,000 per meeting and $20,000 per annum for their services.

EMPLOYMENT AND CONSULTING AGREEMENTS

    THOMAS W. CRESANTE.   On October 1, 1999, the Company entered into an
employment agreement with Mr. Cresante. The employment agreement has an initial term of two years and provides for an automatic one-year renewal at the end of the initial term and each renewal term until terminated upon written notice. The Company will pay Mr. Cresante a base salary of $342,500 per year, subject to annual review by the Company's Board of Directors. In addition, Mr. Cresante is eligible to receive at least 60% of his annual base salary in bonus compensation based upon set performance standards. Pursuant to the employment agreement, Mr. Cresante is eligible to receive options to purchase up to 3% of the Company's common stock at an exercise price of $50.00 per share. Mr. Cresante is also required by the employment agreement to purchase 5,875 shares of the Company's common stock at a price of $34.00 per share no later than January 31, 2000. The employment agreement provides that the Company may terminate Mr. Cresante's employment for cause (as defined in the employment agreement). If the Company terminates Mr. Cresante's employment other than for cause or disability, Mr. Cresante will be entitled to receive an amount equal to the balance payable under the employment agreement or twelve months salary, depending on when the agreement is terminated.

    SAMUEL LEVIN. Mr. Levin's employment agreement, pursuant to which he retired as President of Scot, Incorporated on December 31, 1999, provides for a consulting term beginning on January 1, 2000 and ending on December 31, 2000, during which period Mr. Levin will receive a payment of $50,000, payable in equal monthly installments. In the event Mr. Levin provides more than eight hours of service in any month during this period, he shall be paid at the rate of $1,000 a day. During fiscal 1999, Scot entered into a Noncompetition Agreement with Mr. Levin, pursuant to which Mr. Levin has agreed not to compete with Scot or the Company until November 30, 2001. In consideration of Mr. Levin's agreement not to compete with Scot or the Company, Scot has agreed to pay an aggregate of $890,000 to Mr. Levin, of which $570,000 was paid on November 30, 1999, $185,000 will be paid on November 30, 2000, and $135,000 will be paid on November 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of October 31, 1999, ownership of the Company's common stock by (i) the stockholders known to us to be the beneficial owners of more than five percent of the outstanding shares of common stock,
(ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group:

                                                              NUMBER OF SHARES
                                                                BENEFICIALLY        PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                           OWNED(2)           OUTSTANDING(3)
---------------------------------------                       ----------------      ----------------
JFL Co-Invest Partners I, L.P...............................        1,173,499(4)          31.7%
  2001 Jefferson Davis Highway, Suite 607
  Arlington, Virginia 22202
J.F. Lehman & Company.......................................          735,294(4)(5)       19.8%
  450 Park Avenue
  New York, New York 10022
J.F. Lehman Equity Investors I, L.P.........................          679,442(4)          18.3%
  2001 Jefferson Davis Highway, Suite 607
  Arlington, Virginia 22202
Neubauer Family Trust.......................................        1,096,522(6)          29.6%
  Ordnance Products, Inc.
  16207 Carmenita Rd.
  Cerritos, CA 90703
Paribas Principal Inc.......................................          323,529              8.7%
  787 Fifth Avenue
  New York, New York 10019
Treinen Family Trust........................................          433,897(7)          11.7%
  10457 Laramie Ave.
  Chatsworth, CA 91311
Oliver C. Boileau, Jr.......................................               --(8)            --
Gary A. Binning.............................................          323,529(9)           8.7%
John F. Lehman..............................................        2,588,235(4)(10)       69.8%
Donald Glickman.............................................        2,588,235(4)(10)       69.8%
George A. Sawyer............................................        2,588,235(4)(10)       69.8%
Joseph A. Stroud............................................        2,588,235(4)(10)       69.8%
Keith E. Oster..............................................        2,588,235(4)(10)       69.8%
William Paul................................................               --(11)           --
Thomas G. Pownall...........................................               --(12)           --
Thomas W. Cresante..........................................               --(13)           --
Alan S. Fabian..............................................            4,500(13)            *
Thomas J. Treinen...........................................            5,750(13)            *
Gary T. Smith...............................................            5,000(13)            *
John M. Cuthbert............................................           50,000(13)          1.3%
Robert S. Ritchie...........................................            4,500(13)            *
Samuel Levin................................................            2,250(13)            *
John T. Vinke...............................................            7,500(13)            *
Directors and Executive Officers as a Group.................        2,991,264             79.0%

------------------------

   * Indicates ownership of less than one percent of outstanding shares.

 (1) Unless indicated otherwise, the address of the beneficial owner listed above is c/o Special Devices, Incorporated, 14370 White Sage Road, Moorpark, California 93021.

 (2) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security. However, under California law, personal property owned by a married person may be community property that either spouse may manage and control. The Company has no information as to whether any shares shown in this table are subject to California community property law.

 (3) Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of October 31, 1999. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of October 31, 1999 that is subject to options or warrants exercisable within 60 days of October 31, 1999 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

 (4) JFL Co-Invest Partners I, L.P. is a Delaware limited liability company that is an affiliate of J.F. Lehman Equity Investors I, L.P. and J.F. Lehman & Company. Each of Messrs. Lehman, Glickman, Sawyer, Oster, and Stroud, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control JFL Co-Invest
     Partners I, L.P., J.F. Lehman Equity Investors I, L.P. and J.F. Lehman & Company. J.F. Lehman Investors I, L.P. and J.F. Lehman & Company may be deemed to control the voting and disposition of the shares of the Common Stock owned by JFL Co-Invest Partners I, L.P. Accordingly, for certain purposes, Messrs. Lehman, Glickman, Sawyer, Oster and Stroud may be deemed to be beneficial owners of the shares of Common Stock owned by JFL Co-Invest Partners I, L.P.

 (5) Represents 735,294 shares owned by the Neubauer and Treinen Family Trusts that J.F. Lehman & Company has the right to vote under an irrevocable voting power and has the right to acquire at any time prior to December 15, 2002.

 (6) Includes 367,647 shares as to which Mr. Neubauer has granted
     J.F. Lehman & Company an irrevocable voting proxy and which J.F. Lehman & Company has the right to acquire at any time prior to December 15, 2002.

 (7) All of such shares are owned by the Treinen Family Trust dated December 2, 1981, as restated on November 3, 1986, under which Mr. Treinen is the sole trustee and has sole voting and investment power. Includes 367,647 shares as to which Mr. Treinen has granted J.F. Lehman & Company an irrevocable voting proxy and which J.F. Lehman & Company has the right to acquire at any time prior to December 15, 2002.

 (8) Mr. Boileau is a member of a limited partnership of J.F. Lehman Equity Investors I, L.P. The address for Mr. Boileau is 202 North Brentwood Boulevard, Apt. 3A, St. Louis, Missouri 63105.

 (9) As an affiliate of Paribas, Mr. Binning may be deemed to control the shares of Common Stock owned by Paribas Principal, Inc. Accordingly, Mr. Binning may be deemed to be beneficial owner of the shares of Common Stock owned by Paribas Principal, Inc. reflected above. The address for Mr. Binning is c/o Paribas Principal, Inc., 787 Fifth Avenue, New York, New York 10019.

 (10) The address of Messrs. Lehman, Glickman, Sawyer, Oster and Stroud is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.

 (11) Mr. Paul is a member of a limited partnership of J.F. Lehman Equity Investors I, L.P. The address for Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611.

 (12) Mr. Pownall is a member of a limited partnership of J.F. Lehman Equity Investors I, L.P. and is on the investment advisory board of J.F. Lehman & Company. The address for Mr. Pownall is 1800 K Street, N.W., Suite 724, Washington, D.C. 20006.

 (13) Includes options exercisable within 60 days of October 31, 1999 for 50,000, 2,250, 4,500, 5,000, 5,750, 7,500 and 4,500 shares for
      Messrs. Cuthbert, Levin, Fabian, Smith, Thomas J. Treinen, Vinke and Ritchie, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

    Upon consummation of the Recapitalization, the Company entered into a Stockholders Agreement with JFL Equity Investors I, L.P., JFL Co-Invest Partners I, L.P., Paribas Principal, Inc., the Treinen Family Trust and the Neubauer Family Trust (collectively, the "Stockholders") and J.F. Lehman & Company. Among other things, the Stockholders Agreement provides that each Stockholder will vote all of its Common Stock to elect as directors the 11 persons designated as directors by JFL Equity Investors I, L.P. and the one person designated as a director by Paribus Principal Inc. The Stockholders Agreement contains customary restrictions on transfer, rights of first offer, preemptive rights, tag-along and drag-along rights. The Stockholders Agreement will terminate upon the earlier of:

    - the tenth anniversary of the Stockholders Agreement,

    - the date when all Stockholders and their transferees cease to hold any Securities (as defined under the Stockholders Agreement),

    - the date when all Securities have been sold in a registered public offering or distributed to the public pursuant to Rule 144 under the Securities Act, or

    - the date when Securities at an aggregate offering price of at least $20,000,000 are sold in a registered public offering.

    The Stockholders Agreement will terminate with respect to any Stockholder once that Stockholder ceases to hold any Securities. The Stockholders Agreement will terminate with respect to any Securities once those Securities have been sold in a registered public offering or distributed to the public pursuant to Rule 144 under the Securities Act.

ROLLOVER STOCKHOLDERS AGREEMENT

    Upon consummation of the Recapitalization, the Company entered into a Rollover Stockholders Agreement with J.F. Lehman & Company, and the Treinen and Neubauer family trusts. The Rollover Stockholders Agreement provides that the Neubauer and Treinen family trusts and their respective transferees will have the right under certain circumstances to require the Company to purchase all or any portion of the Additional Rollover Shares (as defined in the Rollover Stockholders Agreement) at the Call Price (as defined in the Rollover Stockholders Agreement). The Rollover Stockholders Agreement also provides that J.F. Lehman & Company will have the right for a specified period to purchase any or all of the Additional Rollover Shares held by the Neubauer and Treinen family trusts at the Call Price. J.F. Lehman & Company has an irrevocable proxy to vote all of the Additional Rollover Shares it has a right to acquire.

REGISTRATION RIGHTS AGREEMENT

    Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, J.F. Lehman Equity Investors I, L.P., JFL Co-Invest Partners I, L.P., Paribas Principal, Inc., the Treinen Family Trust and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

MGG CONTRIBUTION, LICENSE AND LEASE

    In July 1999, the Company entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. ("MSI"), an affiliate of our controlling stockholder, pursuant to which the Company received certain assets and licensed the intellectual property comprising the micro gas generator ("MGG") automotive product line. MGG units are used by the automotive industry in seat belt pretentioner applications. Under the terms of the agreement, MSI licensed to the Company on a perpetual, non-exclusive basis, the intellectual property rights to produce MGG units, and leased to the Company the portion of the premises in Hollister, California where the tangible MGG assets are located. The Company is obligated to pay MSI $14,000 per month for the leased premises. As consideration for the licensed intellectual property, the Company is obligated to pay a royalty of $0.25 per MGG unit produced and sold by the Company. The Company's obligation to pay the royalty will arise once it has commenced production of MGG units at one of its facilities (which is expected to occur by September 30, 2000) and will terminate no later than July 16, 2003. Finally, during the term of the lease, MSI has agreed to provide the Company with certain materials and manpower resources to enable the Company to produce MGG units at the Hollister facility. In exchange for such materials and services, the Company has agreed to pay MSI $36,000 per month.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

                                                                          PAGE
                                                                        --------
(a)(1)    FINANCIAL STATEMENTS
          Report of Independent Accountants...........................    F-1
          Independent Auditors' Report................................    F-2
          Consolidated Balance Sheets at October 31, 1998 and 1999....    F-3
          Consolidated Statements of Operations for each of the three
            years ended October 31, 1999..............................    F-4
          Consolidated Statements of Stockholders' Equity for each of
            the three years ended October 31, 1999....................    F-5
          Consolidated Statements of Cash Flows for each of the three
            years ended October 31, 1999..............................    F-6
          Notes to Consolidated Financial Statements..................    F-7

(a)(2)    FINANCIAL STATEMENT SCHEDULES
          All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the Consolidated Financial
            Statement or Notes thereto.

(a)(3)    EXHIBITS

EXHIBIT NO.  DESCRIPTION
-----------  -----------
1.1(k)       Purchase Agreement, dated as of December 11, 1998, among SDI
             Acquisition Corp. and BT Alex. Brown Incorporated and
             Paribas Corporation.
2.1(a)       Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition
             Corp.
2.2(b)       Amendment No. 1, dated as of October 27, 1998, to the
             Amended and Restated Agreement and Plan of Merger between
             the Company and SDI Acquisition Corp.
2.3(c)       Guaranty Agreement, dated as of June 19, 1998, between J.F.
             Lehman Equity Investors I, L.P. and the Company
3.1(k)       Certificate of Incorporation of the Company
3.2(k)       Bylaws of the Company
3.3(k)       Certificate of Incorporation of Scot, Incorporated
3.4(k)       By laws of Scot, Incorporated
4.1(k)       Indenture, dated as of December 15, 1998, among SDI
             Acquisition Corp., the Guarantors named therein and United
             States Trust Company of New York, as Trustee.
4.2(k)       First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the
             United States Trust Company of New York, as Trustee.
4.3(k)       Form of 11 3/8% Senior Subordinated Note due 2008, Series A
             (see Exhibit A of the First Supplemental Indenture in
             Exhibit 4.2).
4.4(k)       Form of 11 3/8% Senior Subordinated Note due 2008, Series B
             (see Exhibit B of the First Supplemental Indenture in
             Exhibit 4.2).
4.5(k)       Registration Rights Agreement, dated as of December 15,
             1998, among SDI Acquisition Corp., as Issuer and BT Alex.
             Brown Incorporated and Paribas Corporation as Initial
             Purchasers.

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.1(k)      Assumption Agreement, dated as of December 15, 1998, by the
             Company and Scot, Incorporated, assuming, among other
             things, the obligations of SDI Acquisition Corp. under the
             Purchase Agreement and the Registration Rights Agreement
10.2(k)      Credit Agreement, dated as of December 15, 1998, among the
             Company, various banks and Bankers Trust Company, as Lead
             Arranger and Administrative Agent.
10.3(k)      Security Agreement, dated as of December 15, 1998, by the
             Company and Scot, Incorporated in favor of Bankers Trust
             Company.
10.4(k)      Pledge Agreement, dated as of December 15, 1998, by the
             Company and Scot, Incorporated in favor of Bankers Trust
             Company.
10.5(k)      Subsidiaries Guarantee, dated as of December 15, 1998, by
             Scot, Incorporated in favor of Bankers Trust Company.
10.6(k)      Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company
10.7(k)      Management Services Agreement, dated as of December 15,
             1998, between the Company and J.F. Lehman & Company
10.8(k)      Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity
             Investors I, L.P. and JFL Co-Invest Partners I, L.P.
10.9(k)      Amendment No. 1 to Subscription Agreement, dated as of
             December 3, 1998, among the Company, Paribas Principal Inc.,
             J.F. Lehman Equity Investors I, L.P. and JFL Co-Invest
             Partners I, L.P.
10.10(k)     Amendment No. 2 to Subscription Agreement, dated as of
             December 15, 1998, among the Company, Paribas Principal
             Inc., J.F. Lehman Equity Investors I, L.P. and JFL Co-
             Invest Partners I, L.P.
10.11(k)     Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors
             I, L.P., JFL Co-Invest Partners I, L.P., the Neubauer Family
             Trust, by Walter Neubauer trustee, and the Treinen Family
             Trust, by Thomas F. Treinen trustee.
10.12(k)     Pledge Agreement, dated as of December 15, 1998, between the
             Neubauer Family Trust, by Walter Neubauer, trustee and J.F.
             Lehman & Company.
10.13(k)     Rollover Stockholders Agreement, dated as of December 15,
             1998, among the Company, J.F. Lehman & Co., the Neubauer
             Family Trust, by Walter Neubauer trustee, and the Treinen
             Family Trust, by Thomas F. Treinen trustee.
10.14(k)     Pledge Agreement, dated as of December 15, 1998, between
             Thomas Treinen Family Trust, by Thomas F. Treinen, trustee and J.F. Lehman & Company.
10.15(k)     Registration Rights Agreement, dated as of December 15,
             1998, among the Company, J.F. Lehman Equity Investors I,
             L.P., JFL Co-Invest Partners I, L.P., Paribas Principal
             Inc., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.16(d)     Lease dated May 1, 1991 between the Company and Placerita
             Land and Farming Company.
10.17(d)     Letter Agreement dated June 8, 1990 between the Company and
             Hermetic Seal Corporation.
10.18(d)     Master Purchase Agreement, dated May 15, 1990, between the
             Company and TRW Inc. (confidential treatment granted as to part).
10.19(d)     Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)     Amended and Restated 1991 Stock Incentive Plan of the
             Company
10.21(d)     Special Devices, Incorporated 401(k) Plan.
10.22(e)     First Amendment to Master Purchase Agreement, dated February
             25, 1993, between the Company and TRW, Inc. (confidential
             treatment granted as to part).

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.23(f)     Letter Agreement, dated November 30, 1994 between the
             Company and Hermetic Seal Corporation (confidential
             treatment granted as to part).
10.24(f)     Employment Agreement dated September 7, 1994, between the
             Company, Scot, Incorporated and Samuel Levin.
10.25(g)     Second Amendment to Master Purchase Agreement, dated March
             8, 1995, between the Company and TRW, Inc. (confidential
             treatment granted as to part).
10.26(h)     Supply Agreement dated as of November 14, 1995 between the
             Company and Autoliv International, Inc. (confidential
             treatment requested as to part).
10.27(i)     Development Agreement, dated August 28, 1996, between
             Company and the City of Moorpark.
10.28(j)     Purchase Agreement, dated September 30, 1997, between the
             Company and Hermetic Seal Corporation (confidential
             treatment requested as to part).
10.29        Employment Agreement dated October 1, 1999 between the
             Company and Thomas W. Cresante.
10.30        Non-competition Agreement, dated July 29, 1999, between
             Scot, Incorporated and Samuel Levin.
10.31        1999 Stock Option Plan dated June 23, 1999.
10.32        Contribution, License, and Lease Agreement between McCormick
             Selph, Inc. and the Company dated May 17, 1999.
10.33        Capital Call Agreement dated January 26, 2000 among the
             Company, various banks, and Bankers Trust Company as
             Administrative Agent.
10.34        Second Amendment to Credit Agreement, dated January 26, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
12.1(k)      Statement of Computation of Ratios of Earnings to Fixed
             Charges
21.1(k)      Subsidiaries of the Company
25.1(k)      Form T-1 Statement of Eligibility of United States Trust
             Company of New York to act as trustee under the Indenture
27           Financial Data Schedules

------------------------

(a) Previously filed as Appendix A to the Company's Proxy Statement on Schedule 14A filed with the Commission on August 18, 1998 and incorporated by reference herein.

(b) Previously filed as Appendix B to the Company's Proxy Statement on Schedule 14A filed with the Commission on December 10, 1998 and incorporated by reference herein.

(c) Previously filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on July 10, 1998 and incorporated by reference herein.

(d) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-40903) and incorporated herein by reference.

(e) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference.

(f) Previously filed as an exhibit to Amendment No. 1 on Form 10-K/A for the fiscal year ended October 31, 1994 and incorporated herein by reference.

(g) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-89902) and incorporated herein by reference.

(h) Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference.

(i) Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by reference.

(j) Previously filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated herein by reference.

(k) Previously filed as an exhibit to Registration Statement on Form S-4 (File No. 333-75869) and incorporated herein by reference.

    (b) REPORTS ON FORM 8-K

    On August 27, 1999, Special Devices, Incorporated (the "Company") dismissed KPMG LLP as its independent accountants and appointed PricewaterhouseCoopers LLP as auditors for the Company as of August 27, 1999. The Audit Committee of the Company's Board of Directors recommended the change in independent accountants and the change was approved by the Board of Directors. See Form 8-K filed September 3, 1999.

    Effective October 1, 1999, Thomas W. Cresante became the new Chief Executive Officer of Special Devices, Incorporated, replacing George A. Sawyer, a director of the Company who served as President and Chief Executive Officer on an interim basis. Mr. Cresante has entered into a two-year employment agreement with the Company. Mr. Sawyer, who stepped down as President and Chief Executive Officer of the Company on October 1, 1999, will remain on the Board of Directors. See Form 8-K filed September 22, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Special Devices, Incorporated:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Special Devices, Incorporated and its subsidiary at October 31, 1999, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California

January 26, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Special Devices, Incorporated:

    We have audited the accompanying consolidated balance sheet of Special Devices, Incorporated and subsidiary as of October 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Special Devices, Incorporated and subsidiary as of October 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Los Angeles, California

December 9, 1998

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                  OCTOBER 31
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,248   $    448
  Accounts receivable, net of allowance for doubtful
    accounts of $385 in 1998 and $352 in 1999...............    19,410     26,675
  Inventories...............................................    16,609     17,833
  Deferred tax assets.......................................     1,366      4,883
  Prepaid expenses and other current assets.................       546      1,171
  Income taxes receivable...................................        --      4,264
                                                              --------   --------
      Total current assets..................................    39,179     55,274
                                                              --------   --------
Property, plant and equipment, at cost......................
  Land......................................................     1,611      4,227
  Building and improvements.................................     9,332     36,923
  Furniture, fixtures and computer equipment................     3,338      5,815
  Machinery and equipment...................................    59,483     79,209
  Transportation equipment..................................       331        484
  Leasehold improvements....................................     3,929        237
  Construction in progress (includes land and related costs
    of $25,562 in 1998 and $468 in 1999)....................    38,236      4,203
                                                              --------   --------
      Gross property, plant, and equipment..................   116,260    131,098
      Less accumulated depreciation & amortization..........   (31,489)   (41,016)
                                                              --------   --------
      Net property, plant and equipment.....................    84,771     90,082

Other assets, net of accumulated amortization...............       669     10,296
                                                              --------   --------
                                                              $124,619   $155,652
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  9,360   $ 16,574
  Accounts payable to related parties.......................       270         --
  Accrued liabilities.......................................     7,178     12,281
  Accrued environmental and other investigation costs.......        --      9,617
  Income taxes payable......................................     4,590         --
  Current portion of long-term debt.........................     2,110      6,600
                                                              --------   --------
    Total current liabilities...............................    23,508     45,072
Deferred income taxes.......................................     3,415      2,331
Long-term debt, net of current portion......................       416    168,600
Other long-term liability...................................        --        555
                                                              --------   --------
    Total liabilities.......................................    27,339    216,558
                                                              --------   --------

Redeemable common stock.....................................        --     27,625

Stockholder's equity (deficit):
  Preferred stock $.01 par value, 2,000,000 shares
    authorized; no shares issued and outstanding in 1998 and
    1999....................................................        --         --
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 7,809,881 and 3,706,889 shares issued and
    outstanding in 1998 and 1999, respectively..............        78         30
  Additional paid-in capital................................    51,364     74,587
  Retained earnings (deficit)...............................    45,838   (163,148)
                                                              --------   --------
    Total stockholders' equity (deficit)....................    97,280    (88,531)
                                                              --------   --------
                                                              $124,619   $155,652
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED OCTOBER 31
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Net sales...................................................  $ 140,502   $ 170,538   $ 166,499
Cost of sales...............................................    112,553     131,610     135,724
                                                              ---------   ---------   ---------
    Gross profit............................................     27,949      38,928      30,775
                                                              ---------   ---------   ---------
Operating expenses..........................................     10,722      13,023      16,962
Environmental and other investigation costs.................         --          --      11,117
                                                              ---------   ---------   ---------
Total operating expenses....................................     10,722      13,023      28,079
                                                              ---------   ---------   ---------
    Earnings from operations................................     17,227      25,905       2,696
                                                              ---------   ---------   ---------
Other (expense) income:
  Interest expense..........................................       (258)       (156)    (16,605)
  Interest income...........................................        369         108           3
  Management fees...........................................         --          --        (788)
  Recapitalization costs....................................         --          --     (16,180)
                                                              ---------   ---------   ---------
    Total other (expense) income............................        111         (48)    (33,570)
                                                              ---------   ---------   ---------
    Earnings (loss) before income taxes.....................     17,338      25,857     (30,874)
Income tax provision (benefit)..............................      6,660      10,410     (10,608)
                                                              ---------   ---------   ---------
  Net earnings (loss).......................................  $  10,678   $  15,447   $ (20,266)
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                             COMMON STOCK        ADDITIONAL    RETAINED          TOTAL
                                         ---------------------     PAID-IN     EARNINGS      STOCKHOLDERS'
                                           SHARES      AMOUNT      CAPITAL     (DEFICIT)   EQUITY (DEFICIT)
                                         ----------   --------   -----------   ---------   -----------------
Balance, October 31, 1996..............   7,675,535   $     77    $ 49,911     $  19,713       $  69,701
Issuance of common stock on exercise of
  stock options........................      95,632          1         977            --             978
Net earnings...........................          --         --          --        10,678          10,678
                                         ----------   --------    --------     ---------       ---------
Balance, October 31, 1997..............   7,771,167         78      50,888        30,391          81,357
Issuance of common stock on exercise of
  stock options........................      38,634         --         476            --             476
Net earnings...........................          --         --          --        15,447          15,447
                                         ----------   --------    --------     ---------       ---------
Balance, October 31, 1998..............   7,809,801         78      51,364        45,838          97,280
Record acquisition transaction.........  (3,367,618)       (41)     22,562      (163,727)       (141,206)
Record redeemable common stock.........    (735,294)        (7)                  (24,993)        (25,000)
Contributed assets.....................          --         --       3,286            --           3,286
Accreted put premium on redeemable
  common stock.........................          --         --      (2,625)           --          (2,625)
Net loss...............................          --         --          --       (20,266)        (20,266)
                                         ----------   --------    --------     ---------       ---------
Balance, October 31, 1999..............   3,706,889   $     30    $ 74,587     $(163,148)      $ (88,531)
                                         ==========   ========    ========     =========       =========

          See accompanying notes to consolidated financial statements.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED OCTOBER 31
                                                              -------------------------------
                                                                1997       1998       1999
                                                              --------   --------   ---------
Cash Flows From Operating Activities:
  Net earnings (loss).......................................  $ 10,678   $ 15,447   $ (20,266)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization...........................     6,377      8,520      15,110
    Deferred income taxes...................................        50       (100)     (4,601)
  Changes in assets and liabilities:
    Accounts receivable.....................................    (5,530)    (1,218)     (7,324)
    Inventories.............................................     3,744     (2,054)     (1,578)
    Prepaid expenses and other current assets and income
      taxes receivable......................................      (102)       (42)     (4,889)
    Other assets............................................        53       (520)     (1,548)
    Accounts payable, accounts payable to related parties
      and accrued liabilities...............................     3,987      5,740      21,664
    Other long-term liability...............................        --         --         555
    Income taxes payable....................................      (733)     3,332      (4,590)
                                                              --------   --------   ---------
    Net cash provided by (used in) operating activities.....    18,524     29,105      (7,467)
                                                              --------   --------   ---------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment..............   (22,544)   (38,523)    (16,046)
    Sales of marketable securities..........................     3,950      6,750          --
                                                              --------   --------   ---------
    Net cash used in investing activities...................   (18,594)   (31,773)    (16,046)
                                                              --------   --------   ---------
Cash Flows From Financing Activities:
    Proceeds from issuance of common stock..................       978        476          --
    Proceeds from issuance of long-term debt................        --         --     170,000
    Repurchase of common stock..............................        --         --         (41)
    Recapitalization costs..................................        --         --    (141,165)
    Payment of deferred financing fees......................        --         --      (8,815)
    Net borrowings under revolving line of credit...........       750      1,300       5,900
    Repayment of long-term debt.............................    (1,835)      (275)     (3,166)
                                                              --------   --------   ---------
    Net cash provided by (used in) financing activities.....      (107)     1,501      22,713
                                                              --------   --------   ---------
Net decrease in cash........................................      (177)    (1,167)       (800)
Cash at beginning of year...................................     2,592      2,415       1,248
                                                              --------   --------   ---------
Cash at end of year.........................................  $  2,415   $  1,248   $     448
                                                              ========   ========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (net of amounts capitalized in 1997 and
      1998).................................................  $    269   $    156   $  11,181
    Income taxes............................................     7,200      7,178       5,349
  Non-cash financing activities:
    Assignment of note payable..............................  $    530         --          --
    Long-term debt assumed by buyer on sale of aircraft.....        --   $  1,500          --
    Issuance of redeemable common stock.....................        --         --   $  27,625

          See accompanying notes to consolidated financial statements.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OPERATIONS

    Special Devices, Incorporated, a Delaware corporation, and its wholly owned subsidiary, Scot, Incorporated ("Scot"), collectively referred to as "the Company," is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems as well as in various aerospace applications. Our primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system or to provide precision ignitions in aerospace-related products. In manufacturing our products, which utilize pyrotechnic materials, we ensure safe handling and processing by following strict safety procedures that we have developed for nearly 40 years.

    On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the "Recapitalization") whereby affiliates of J.F. Lehman and Company ("J.F. Lehman") obtained a controlling interest in the Company. As a result of the Recapitalization the Company delisted its common stock from the Nasdaq Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission.

    In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. The Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company.

    The Company has the right with respect to certain of the outstanding shares of common stock held by the Continuing Stockholders (additional rollover shares) to acquire all or any portion of such shares prior to December 31, 2002. The owners of the additional rollover shares under certain conditions have the right to require the Company to purchase all or a portion of the additional rollover shares at a price per share equal to the call price. Accordingly, the additional rollover shares have been recorded as redeemable common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REVENUE RECOGNITION

    The Company has two operating divisions. The Automotive Products Division, organized in 1989, manufactures products, to customer specifications, under standard purchase orders. Sales are primarily recognized when products are shipped. The Aerospace Division manufactures products under fixed price, long-term contracts directly for the U.S. Department of Defense, their prime contractors and commercial companies. The contracts vary in length, but generally are completed within 12 to 24 months. Sales under long-term production contracts are recognized as units are shipped or, in some cases, when accepted by the customer; sales under significant engineering contracts are recognized under the percentage of completion method.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's cash, trade accounts receivable and all current liabilities (excluding short-term borrowings) approximate the fair values due to the relatively short maturities of these instruments.

    At October 31, 1999, the Company estimated the fair value of its total debt, including short-term borrowings, to be approximately $145,200,000.

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

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated service lives of the related assets. The following are the lives used in determining depreciation rates of various assets:

Buildings and improvements..................................  25-39 years
Machinery and equipment.....................................  8 years
Furniture, fixtures and computer equipment..................  5 years
Transportation equipment....................................  4 years

    Leasehold improvements are amortized over the lesser of 10 years or the remaining life of the lease. Upon sale or retirement of the depreciable property, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in the statement of operations.

    Interest costs incurred during the period of construction of plant and equipment are capitalized. The interest costs capitalized were $101,000, $112,600 and $0 in 1997, 1998 and 1999, respectively.

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

    IMPAIRMENT OF LONG-LIVED ASSETS

    On November 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    COMPREHENSIVE INCOME

    On November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. There is no difference between the net loss and comprehensive income for the Company for the year ended October 31, 1999.

    STOCK-BASED COMPENSATION

    On November 1, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal years beginning after December 15, 1999. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial reporting.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Startup Activities." This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in the first quarter of Fiscal 2000. The Company believes that the adoption of SOP 98-5 will not have a material impact on its consolidated financial statements.

    NON-COMPETE AGREEMENTS

    In July 1999, we entered into non-compete agreements with three former officers of Scot, Incorporated (two of whom retired in December 1999) totaling $1,825,000. The non-compete agreements expire November 30, 2001, and are being amortized on the straight-line method.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    OTHER

    Certain items in prior year and quarterly financial statements have been reclassified to conform to the 1999 presentation.

3. ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following components:

                                                            OCTOBER 31
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
                                                          (IN THOUSANDS)
Commercial customers...............................  $    13,591   $    17,872
U.S. Government....................................        2,273         3,018
U.S. Government subcontractors.....................        3,931         6,137
                                                     -----------   -----------
                                                          19,795        27,027
Less allowance for doubtful accounts...............          385           352
                                                     -----------   -----------
                                                     $    19,410   $    26,675
                                                     ===========   ===========

    The following is activity relating to the allowance for doubtful accounts (in thousands):

Balance at October 31, 1996.................................  $156
Additions charged to expense................................   208
Write-offs..................................................  (320)
                                                              ----
Balance at October 31, 1997.................................    44
Additions charged to expense................................   510
Write-offs..................................................  (169)
                                                              ----
Balance at October 31, 1998.................................   385
Additions charged to expense................................   360
Write-offs..................................................  (393)
                                                              ----
Balance at October 31, 1999.................................  $352
                                                              ====

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

4. INVENTORIES

    Inventories and inventoried costs relating to long-term contracts consist of the following components:

                                                            OCTOBER 31
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
                                                          (IN THOUSANDS)
Raw materials and component parts..................  $     6,294   $     6,695
Work in process....................................        3,678         4,126
Finished goods.....................................        1,651           916
Inventoried costs relating to long term contracts,
  net of amounts attributed to revenues recognized
  to date..........................................        6,810         6,598
                                                     -----------   -----------
                                                          18,433        18,335
Less progress payments related to long-term
  contracts........................................        1,824           502
                                                     -----------   -----------
                                                     $    16,609   $    17,833
                                                     ===========   ===========

    Inventoried costs relate to costs of products currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced.

5. LONG-TERM DEBT

    Long-term debt consists of the following components:

                                                                 OCTOBER 31
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Senior term loan...........................................   $ 476     $ 69,300
Bank revolver..............................................   2,050        5,900
Senior subordinated notes..................................      --      100,000
                                                              -----     --------
                                                              2,526      175,200
Less current portion.......................................   2,110        6,600
                                                              -----     --------
                                                              $ 416     $168,600
                                                              =====     ========

    As part of the Recapitalization, the Company issued $100,000,000 of Senior Subordinated Notes. The Notes are due in December 2008, and bear interest at 11 3/8%. Interest is payable semi-annually in June and December.

    The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under the New Credit Facility. The Notes are fully and unconditionally guaranteed, jointly and severally, on an noncollateralized, senior subordinated basis by Scot (the "Subsidiary Guarantor").

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT (CONTINUED)

    As part of the Recapitalization, the Company entered into a new credit facility (the "New Credit Facility") with a syndicate of banks ("the Banks"), which consists of a $25,000,000 Revolving Credit Facility ("the Revolver") and a $70,000,000 Senior Term Loan.

    The Revolver bears interest at the Banks Base Rate plus an applicable margin (an effective rate of 10.0% at October 31, 1999). The Company has the option of converting all or a portion of the balance outstanding under the Revolver to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 8.1% at October 31, 1999). At October 31, 1999, $5,900,000 was outstanding under the Revolver and this amount has been classified as current. Also at October 31, 1999, the Company had $2,321,000 of letters of credit outstanding under the Revolver, which reduces the amount of additional borrowings available. The total amount available under the Revolver at October 31, 1999 was $11,779,000. The Senior Term Loan is a seven year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.5% at October 31, 1999). The New Credit Facility contains several financial and operating covenants which the Company must meet on a quarterly basis.

    On July 14, 1999, the Company and the Banks entered into the First Amendment to the New Credit Facility pursuant to which the Company increased the Maximum Swingline Amount (as defined) to $3,000,000 from $1,000,000 while not increasing the total amount of borrowings available under the Revolver.

    On August 20, 1999, the Company notified the Banks of the Company's potential noncompliance with certain environmental covenants in connection with an investigation by the California Environmental Protection Agency (the "Environmental Noncompliance"). On September 14, 1999, the Company and the Banks entered into a Waiver and Modification to the New Credit Facility pursuant to which the Banks waived any Default or Event of Default (as defined) arising from such Environmental Noncompliance until such time as the Banks or the Company determine that the Environmental Noncompliance has had, or could reasonably be expected to have, a materially adverse effect on the Company. The Waiver and Modification to the New Credit Facility also temporarily limited the maximum borrowings under the Revolver to $20,000,000.

    As of October 31, 1999, the Company was not in compliance with certain financial covenants contained in the New Credit Facility. On January 26, 2000, the Company entered into a Second Amendment and Waiver to the New Credit Facility pursuant to which, among other things, certain financial covenants were amended, and the Company received a waiver for past noncompliance with its financial covenants. In connection with amending the New Credit Facility on January 26, 2000, the Company and its controlling stockholder entered into a capital call agreement (the "Capital Call Agreement") with the Banks. The Capital Call Agreement requires the controlling stockholder to make a capital contribution to the Company upon the occurrence of certain events, including the failure to comply with certain financial covenants contained in the New Credit Facility. Upon receipt of any such contribution, the Company is obligated to repay outstanding term loans under the New Credit Facility.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

5. LONG-TERM DEBT (CONTINUED)

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

    The following are the remaining principal payments under the Senior Term
Loan:

FOR THE YEARS ENDING OCTOBER 31                                   AMOUNT
-------------------------------                               --------------
                                                              (IN THOUSANDS)
2000........................................................     $   700
2001........................................................         700
2002........................................................      10,000
2003........................................................      16,700
2004........................................................      18,000
Thereafter..................................................      23,200
                                                                 -------
                                                                 $69,300
                                                                 =======

    At October 31, 1998, $2,050,000, was outstanding under a credit agreement, which was paid in full on December 15, 1998 in connection with the Recapitalization. This credit agreement was then terminated. In addition, at October 31, 1998, the Company had outstanding approximately $3,518,000 of performance bonds collateralized by standby letters of credit.

    Also at October 31, 1998, Scot had a term loan with a bank, collateralized by certain real property of Scot. The principal balance outstanding at October 31, 1998, was $475,687. The loan was repaid in full on December 15, 1998.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

6. INCOME TAXES

    The income tax provision (benefit) consists of the following components:

                                                               FOR THE YEARS ENDED OCTOBER 31
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Current:
  Federal...................................................   $5,343     $  8,492    $ (6,007)
  State.....................................................    1,267        2,018          --
                                                               ------     --------    --------
                                                               $6,610     $ 10,510    $ (6,007)
                                                               ------     --------    --------
Deferred:
  Federal...................................................   $   77     $    (96)   $ (3,446)
  State.....................................................      (27)          (4)     (1,155)
                                                               ------     --------    --------
                                                               $   50     $   (100)   $ (4,601)
                                                               ------     --------    --------
Total:
  Federal...................................................   $5,420     $  8,396    $ (9,453)
  State.....................................................    1,240        2,014      (1,155)
                                                               ------     --------    --------
                                                               $6,660     $ 10,410    $(10,608)
                                                               ======     ========    ========

    The following are temporary differences which give rise to deferred tax assets and liabilities:

                                                              OCTOBER 31
                                                         ---------------------
                                                           1998        1999
                                                         ---------   ---------
                                                            (IN THOUSANDS)
Noncurrent deferred tax assets (liabilities):
  Depreciation.........................................   $(3,415)   $  (3,309)
  State net operating losses...........................        --          666
  Alternative minimum tax credit.......................        --          312
                                                          -------    ---------
                                                           (3,415)      (2,331)
                                                          -------    ---------
Current deferred tax assets:
  Allowance for doubtful accounts......................       117          156
  Inventories..........................................       472          508
  Vacation.............................................       451          527
  State income taxes...................................       326           --
  Other accruals.......................................        --        3,692
                                                          -------    ---------
                                                            1,366        4,883
                                                          -------    ---------
Net deferred tax asset (liability).....................   $(2,049)   $   2,552
                                                          =======    =========

    Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

6. INCOME TAXES (CONTINUED)

    The following are the reasons the income tax provision (benefit) differs from the amount that would have resulted by applying the Federal statutory rates during such periods to the earnings (loss) before income taxes:

                                                   FOR THE YEARS ENDED OCTOBER 31
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Income tax provision (benefit) at Federal
  statutory rates................................   $5,522    $ 9,050    $(10,497)
State income taxes...............................      806      1,312      (1,155)
Recapitalization costs not deductible for tax
  purposes.......................................       --         --       2,075
Decrease in tax reserves.........................       --         --      (1,000)
Other............................................      332         48         (31)
                                                    ------    -------    --------
                                                    $6,660    $10,410    $(10,608)
                                                    ======    =======    ========

    Of the total recapitalization costs of $16,180,000, approximately $6,100,000 consists of certain fees related to the Recapitalization that may not be deductible for income tax purposes.

    The state net operating losses begin to expire in 2005. The alternative minimum tax credit carries forward indefinitely.

                         SPECIAL DEVICES, INCORPORATED

7. STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    The Company is authorized to issue 2,000,000 shares of Preferred Stock, $.01 par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At October 31, 1998 and 1999, no shares of Preferred Stock were issued or outstanding.

    STOCK OPTIONS AND GRANTS

    The Company's Amended and Restated 1991 Stock Incentive Plan (the "1991 Plan") is administered by a committee of the Board of Directors which determines the amount, type, terms and conditions of the awards made pursuant to the Plan. The Plan provides for issuance of restricted stock, grants of incentive and non-qualified stock options, stock appreciation rights and performance share awards. There are 560,000 shares of Common Stock reserved for issuance under the 1991 Plan.

    Pursuant to the 1991 Plan, no option may be granted that is exercisable in less than six months or more than ten years from the grant date. Certain events, including a change in control of the Company, may accelerate exercise dates, cause forfeiture of all shares of any restricted stock and terminate all conditions relating to the realization of any performance awards.

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

    In June, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"), which provides for the issuance of up to 370,000 shares of common stock pursuant to awards granted under the Plan. All options have been granted at an exercise price of $50.00 per share. Options vest ratably over four years and expire on the tenth anniversary of the date of grant.

    In accordance with APB Opinion No. 25, no compensation expense has been charged to earnings in any of the three years ended October 31, 1999. Had compensation expense for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) would have been adjusted to the pro forma amounts indicated below:

                                                    FOR THE YEARS ENDED OCTOBER 31
                                                   ---------------------------------
                                                     1997        1998        1999
                                                   ---------   ---------   ---------
                                                            (IN THOUSANDS)
Net earnings (loss)...............  As reported     $10,678    $ 15,447    $(20,266)
                                    Pro forma         9,415      14,548     (21,976)

                         SPECIAL DEVICES, INCORPORATED

7. STOCKHOLDERS' EQUITY (CONTINUED)

    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1998, and 1999, respectively: risk-free interest rates of 6.12%, 5.68% and 6.02%; dividend yields of 0% for all three years; and a weighted-average expected life of the option of 9.2 years for all three years.

    The following table summarizes stock option activity for the three years ended October 31, 1999:

                                             WEIGHTED                         WEIGHTED                       WEIGHTED
                            1991 STOCK       AVERAGE           1996           AVERAGE       1999 STOCK       AVERAGE
                            OPTION PLAN   EXERCISE PRICE   SPECIAL GRANT   EXERCISE PRICE   OPTION PLAN   EXERCISE PRICE
                            -----------   --------------   -------------   --------------   -----------   --------------
Shares authorized.........    560,000                         442,000                         370,000
                              =======                         =======                         =======
Shares under option:
Outstanding at October 31,
  1996....................    319,710                              --                              --
  Granted.................     33,000         $17.07          442,000          $17.00              --             --
  Exercised...............     95,632         $10.85               --              --              --             --
  Forfeited...............     10,672         $12.54               --              --              --             --
                              -------                         -------                         -------
Shares under option:
Outstanding at October 31,
  1997....................    246,406                         442,000                              --
  Granted.................     25,500         $23.80               --              --              --             --
  Exercised...............     38,634         $12.30               --              --              --             --
  Forfeited...............      1,200         $17.75               --              --              --             --
                              -------                         -------                         -------
Shares under option:
Outstanding at October 31,
  1998....................    232,072                         442,000                              --
  Granted.................         --             --               --              --         363,200         $50.00
  Exercised...............    228,072         $17.75          344,425          $17.00              --             --
  Forfeited...............         --             --               --          $   --           7,000         $50.00
                              -------                         -------                         -------
Outstanding at October 31,
  1999....................      4,000                          97,575                         356,200
                              =======                         =======                         =======
Weighted average fair
  value of options granted
  during the year:........
  1997....................                    $ 9.19                           $ 9.16                             --
  1998....................                    $12.32                               --                             --
  1999....................                        --                               --                         $ 4.80
Options exercisable:
  At October 31, 1997.....    129,209                          58,000                              --
  At October 31, 1998.....    119,212                         338,000                              --
  At October 31, 1999.....      4,000                          73,530                              --

                         SPECIAL DEVICES, INCORPORATED

7. STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about stock options outstanding at October 31, 1999:

                                 OPTIONS OUTSTANDING
                      -----------------------------------------
                                            WEIGHTED AVERAGE              OPTIONS EXERCISABLE
                                          ---------------------   ------------------------------------
AVERAGE EXERCISABLE        NUMBER                                      NUMBER             WEIGHTED
    AT RANGE OF        OUTSTANDING AT     REMAINING    EXERCISE    EXERCISABLE AT     AVERAGE EXERCISE
   EXERCISE PRICE     OCTOBER 31, 1999       LIFE       PRICE     OCTOBER 31, 1999         PRICE
-------------------   -----------------   ----------   --------   -----------------   ----------------
$17.00-$17.75......        101,575           7.2        $17.51          77,530             $17.04
$50.00.............        356,200           9.8         50.00              --                 --
                           -------                      ------         -------             ------
                           457,775           9.2        $42.74          77,530             $17.04
                           =======                      ======         =======             ======

REGISTRATION RIGHTS AGREEMENT

    Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, J.F. Lehman Equity Investors I, L.P., JFL Co-Invest Partners I, L.P., Paribas Principal, Inc., the Treinen Family Trust and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

8. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) plan that provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 20% of their gross wages. The Company can elect to make matching contributions in amounts that can change from year to year. During the last three fiscal years the Company matched 30% of an employee's deferral up to the first 5% of each participating employee's deferral. Employees vest immediately in the Company's matching contributions. The Company's matching contributions aggregated approximately $242,000, $244,000 and $332,000 in 1997, 1998 and 1999,
respectively.

9. RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENTS WITH J.F. LEHMAN

    Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the "Management Agreements") we entered into with J.F. Lehman upon consummation of the Recapitalization, we paid
J.F. Lehman a transaction fee of $3,000,000 for its efforts in connection with the Recapitalization. In addition, we agreed to pay J.F. Lehman an annual management fee equal to $900,000, payable in advance on a quarterly basis.

COMPONENT PURCHASES

    The Company purchased materials from two corporations owned by one of its stockholders. During the years ended October 31, 1997, 1998 and 1999, $3,460,000, $720,000 and $4,498,000, respectively, of materials were purchased from such stockholder's corporations. At October 31, 1998 and 1999, $270,000 and $203,000, respectively, were owed to the corporations owned by this stockholder.

                         SPECIAL DEVICES, INCORPORATED

9. RELATED PARTY TRANSACTIONS (CONTINUED)

MGG CONTRIBUTION, LICENSE AND LEASE AGREEMENT

    In July 1999, the Company entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. ("MSI"), an affiliate of the Company's controlling stockholder, pursuant to which the Company received certain assets and licensed the intellectual property comprising the micro gas generator ("MGG") automotive product line. MGG units are used by the automotive industry in seat belt pretentioner applications. Under the terms of the agreement, MSI licensed to the Company on a perpetual, non-exclusive basis, the intellectual property rights to produce MGG units, and leased to the Company the portion of the premises in Hollister, California where the tangible MGG assets are located. The Company is obligated to pay MSI $14,000 per month for the leased premises. As consideration for the licensed intellectual property, the Company is obligated to pay a royalty of $0.25 per MGG unit produced and sold by the Company. The Company's obligation to pay the royalty will arise once it has commenced production of MGG units at one of its facilities (which is expected to occur by September 30, 2000) and will terminate no later than July 16, 2003. Finally, during the term of the lease, MSI has agreed to provide the Company with certain materials and manpower resources to enable the Company to produce MGG units at the Hollister facility. In exchange for such materials and services, the Company has agreed to pay MSI $36,000 per month.

10. MAJOR CUSTOMERS

    The following are accounts receivable from, and sales to, customers which exceeded 10% of total accounts receivable and net sales:

                                                                 OCTOBER 31
                                                  -----------------------------------------
                                                         1998                  1999
                                                  -------------------   -------------------
                                                     $          %          $          %
                                                  --------   --------   --------   --------
                                                               (IN THOUSANDS)
Accounts Receivable:

  TRW, Incorporated.............................   $3,847      19.4%         --        --
  Autoliv.......................................    5,710      28.9%     $2,673       9.9%
  Atlantic Research Corporation.................       --        --       8,796      32.5%

                                                 FOR THE YEARS ENDED OCTOBER 31
                                 ---------------------------------------------------------------
                                        1997                  1998                  1999
                                 -------------------   -------------------   -------------------
                                    $          %          $          %          $          %
                                 --------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS)
Sales:

  TRW, Incorporated............  $68,987      49.1%    $67,704      39.7%    $60,606      36.4%
  Autoliv......................   28,943      20.6%     42,464      24.9%     40,459      24.3%
  Atlantic Research
    Corporation................       --        --      19,271      11.3%         --        --

                         SPECIAL DEVICES, INCORPORATED

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for 1998 and 1999:

                                                                       1998 QUARTER ENDED
                                                    ---------------------------------------------------------
                                                    FEBRUARY 1    MAY 3     AUGUST 2   OCTOBER 31   FULL YEAR
                                                    ----------   --------   --------   ----------   ---------
                                                                         (IN THOUSANDS)
Net sales.........................................    $40,732    $45,114    $43,400      $41,292    $170,538
Gross profit......................................      8,209     10,146     10,503       10,070      38,928
Earnings from operations..........................      5,546      6,944      7,305        6,110      25,905
Net earnings......................................      3,387      4,048      4,394        3,618      15,447

                                                                       1999 QUARTER ENDED
                                                    ---------------------------------------------------------
                                                    JANUARY 31    MAY 2     AUGUST 1   OCTOBER 31   FULL YEAR
                                                    ----------   --------   --------   ----------   ---------
                                                                         (IN THOUSANDS)
Net sales.........................................   $ 37,716    $42,442    $42,775      $43,566    $166,499
Gross profit......................................      6,992      7,217      9,811        6,755      30,775
Earnings (loss) from operations...................    (11,222)     2,958      6,213        4,747       2,696
Net earnings (loss)...............................    (10,379)    (1,861)     1,143       (9,169)    (20,266)

12. INDUSTRY SEGMENT INFORMATION

    The Company operates primarily in two industry segments--aerospace and automotive. In the aerospace industry, the Company produces pyrotechnic devices under long-term contracts for the U.S. Department of Defense and their prime contractors. In the automotive industry, the Company produces airbag initiators under trade terms for commercial companies.

    Each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis (e.g., sales and headcount) to fairly reflect the benefit received by each operating division. In 1997 the allocation was made at 35% to the Aerospace Division and 65% to the Automotive Products Division. In 1998 the allocation was made at 40% to the Aerospace Division and 60% to the Automotive Products Division. In 1999 the allocation was made at 21% to the Aerospace Division and 79% to the Automotive Products Division. Administrative operating expenses amounted to approximately $3,874,000, $3,928,000 and $6,858,000 in 1997, 1998
and 1999, respectively.

    The Company operates entirely within the United States and has no intersegment sales. Corporate assets are primarily cash, prepaid expenses and other assets.

                         SPECIAL DEVICES, INCORPORATED

12. INDUSTRY SEGMENT INFORMATION (CONTINUED)

    Financial information for these segments is summarized in the table below:

                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales:
  Automotive Products.......................................  $111,930   $135,235   $124,552
  Aerospace.................................................    28,572     35,303     41,947
                                                              --------   --------   --------
    Total net sales.........................................  $140,502   $170,538   $166,499
                                                              ========   ========   ========
Earnings (losses) from operations:
  Automotive Products.......................................  $ 13,648   $ 18,492   $  4,028
  Aerospace.................................................     3,579      7,413      9,785
  Corporate.................................................        --         --    (11,117)
                                                              --------   --------   --------
    Total earnings (losses) from operations.................  $ 17,227   $ 25,905   $  2,696
                                                              ========   ========   ========
Depreciation and amortization:
  Automotive Products.......................................  $  5,593   $  7,601   $ 12,626
  Aerospace.................................................       518        592      1,393
  Corporate.................................................       266        327      1,091
                                                              --------   --------   --------
    Total depreciation and amortization.....................  $  6,377   $  8,520   $ 15,110
                                                              ========   ========   ========
Capital expenditures:
  Automotive Products.......................................  $ 10,911   $ 21,204   $ 12,969
  Aerospace.................................................       681      1,270        320
  Corporate.................................................    10,952     16,049      2,757
                                                              --------   --------   --------
    Total capital expenditures..............................  $ 22,544   $ 38,523   $ 16,046
                                                              ========   ========   ========
Identifiable assets:
  Automotive Products.......................................  $ 53,997   $ 69,295   $ 78,674
  Aerospace.................................................    18,422     21,737     27,667
  Corporate.................................................    27,405     33,587     49,311
                                                              --------   --------   --------
    Total identifiable assets...............................  $ 99,824   $124,619   $155,652
                                                              ========   ========   ========

                         SPECIAL DEVICES, INCORPORATED

13. SCOT, INCORPORATED

    Sections 13 and 15(d) of the Securities Exchange Act of 1934 require presentation of the following audited summarized financial information of the Subsidiary Guarantor. The Company has elected not to present separate financial statements and other disclosures concerning the Subsidiary Guarantor because management believes such information is not material to investors. There are no significant contractual restrictions on distributions from the Subsidiary Guarantor to the Company.

                                                              FOR THE YEAR ENDED OCTOBER 31
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
INCOME STATEMENT
Net sales...................................................  $11,658    $17,272    $23,722
Gross profit................................................    4,961      8,930     11,838
Income from continuing operations...........................    2,259      4,704      7,085
Net earnings................................................    1,391      2,801      6,820

                                                                        OCTOBER 31
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET
Current assets..............................................  $ 6,688    $ 6,749    $ 6,979
Non-current assets..........................................    2,998      3,414      4,722
Current liabilities.........................................    1,312      3,125      4,415
Non-current liabilities.....................................      475        416        555

14. COMMITMENTS AND CONTINGENCIES

LEASES

    LAND AND BUILDINGS

    In 1997, the Company signed a 7-year lease for an approximate 25,000 square foot building in Moorpark, California, for its glass-sealing division. Monthly rental expense as of October 31, 1999 was approximately $14,000 per month with annual increases equal to the change in the Consumer Price Index.

    OTHER OPERATING LEASES

    Rental expense for non-cancelable operating leases for each of the fiscal years ended October 31, 1997, 1998, and 1999 were approximately $286,000, $236,000 and $252,000 respectively.

                         SPECIAL DEVICES, INCORPORATED

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The following are future minimum lease payments under non-cancelable operating leases:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
For The Years Ending October 31
  2000......................................................     $   270
  2001......................................................         259
  2002......................................................         242
  2003......................................................         183
  2004......................................................         110
                                                                 -------
  Total minimum lease payments..............................     $ 1,064
                                                                 =======

OTHER MATTERS

    EPA MATTERS. In August 1999, representatives of the Department of Toxic Substances Control of the California Environmental Protection Agency ("Cal EPA") conducted an inspection of the Company's former Newhall facility. Following the inspection, Cal EPA issued a notice of violations ("NOV") indicating that there had been unauthorized burning and treatment of hazardous waste at the facility. Management immediately complied with the NOV requirements and directed that an environmental audit of all facilities be undertaken. In September 1999, a federal grand jury issued subpoenas requesting copies of documents relating to the handling, generation, storage, and transportation of hazardous waste and hazardous materials at our Newhall, Moorpark, and Mesa facilities, as well as copies of documents related to other health and safety issues.

    The Company is cooperating fully with federal and state authorities in connection with these matters. In light of their preliminary nature, however, and the fact that the Company's environmental audit is ongoing, the Company is unable to predict their outcome. These matters have disrupted the conduct of the Company's business and could result in civil and/or criminal liabilities and penalties, including fines and remediation costs. Accordingly, there can be no assurance that these matters will not have a material adverse effect upon the Company's financial condition or results of operations.

    OSHA MATTERS. In February 1999, an accidental explosion occurred at the Company's Newhall facility, resulting in the death of one employee. A transport vehicle was heavily damaged by the explosion, while nearby buildings sustained only minor damage that was quickly repaired. The Company suspended all production at Newhall for four days to conduct a thorough investigation of the accident along with the Occupational Safety and Health Administration of the State of California ("OSHA"). The Company also suspended the blending of pyrotechnic powders for approximately two weeks. We resumed full production at Newhall on March 4, 1999. The Newhall facility was vacated upon completion of the move to the new Moorpark facility in July 1999. OSHA's investigation of the accident was concluded during the fiscal third quarter, resulting in the issuance on August 16, 1999, of citations for alleged safety violations and fines aggregating approximately $20,000. The Company appealed the citations as lacking in factual basis. The appeal is pending. Because the accident resulted in a fatality, OSHA's Bureau of Investigation is required to conduct its own investigation to determine whether to refer the matter to the Distrct Attorney's Office for Los Angeles County. At this point, given the limited information available regarding the Bureau of Investigation's inquiry, it is impossible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moorpark, State of California, on the 28th day of January 2000.

                                                       SPECIAL DEVICES, INCORPORATED

                                                       By:            /s/ THOMAS W. CRESANTE
                                                            -----------------------------------------
                                                                        Thomas W. Cresante
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ THOMAS W. CRESANTE
     -------------------------------------------       Director, President and Chief  January 28, 2000
                 Thomas W. Cresante                      Executive Officer

               /s/ DR. JOHN F. LEHMAN
     -------------------------------------------       Chairman of the Board of       January 28, 2000
                 Dr. John F. Lehman                      Directors

                                                       Director, Executive Vice
                  /s/ JOSEPH STROUD                      President and Chief
     -------------------------------------------         Financial Officer,           January 28, 2000
                    Joseph Stroud                        Assistant Secretary

                  /s/ GEORGE SAWYER
     -------------------------------------------       Director and Secretary         January 28, 2000
                    George Sawyer

             /s/ OLIVER C. BOILEAU, JR.
     -------------------------------------------       Director                       January 28, 2000
               Oliver C. Boileau, Jr.

                 /s/ DONALD GLICKMAN
     -------------------------------------------       Director                       January 28, 2000
                   Donald Glickman

                  /s/ WILLIAM PAUL
     -------------------------------------------       Director                       January 28, 2000
                    William Paul

                /s/ THOMAS G. POWNALL
     -------------------------------------------       Director                       January 28, 2000
                  Thomas G. Pownall

                  /s/ GARY BINNING
     -------------------------------------------       Director                       January 28, 2000
                    Gary Binning

                 /s/ RANDY BRINKLEY
     -------------------------------------------       Director                       January 28, 2000
                   Randy Brinkley

                   /s/ KEITH OSTER
     -------------------------------------------       Director                       January 28, 2000
                     Keith Oster