Form 10-Q
period 2000-01-30
SPECIAL DEVICES INC /DE
filed 2000-03-15
CIK 875525

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

                FOR THE QUARTERLY PERIOD ENDED: JANUARY 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER:  0-19330

                            ------------------------

                         SPECIAL DEVICES, INCORPORATED

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                      95-3008754
     ---------------------------                          ----------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)

               14370 WHITE SAGE ROAD, MOORPARK, CALIFORNIA 93021
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (805) 553-1200
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At March 10, 2000 the total number of outstanding shares of the registrant's common stock was 3,706,889.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                     ASSETS

                                                              OCTOBER 31,    JANUARY 30,
                                                                  1999           2000
                                                              ------------   ------------
Current assets:

  Cash......................................................    $    448       $     11

  Accounts receivable, net of allowance for doubtful
    accounts of $352 at October 31, 1999 and $442 at
    January 30, 2000........................................      26,675         23,615

  Inventories...............................................      17,833         20,562

  Deferred tax assets.......................................       4,883          5,929

  Prepaid expenses and other current assets.................       1,171          2,140

  Other current assets......................................       4,264          4,288
                                                                --------       --------

    Total current assets....................................      55,274         56,545
                                                                --------       --------

Property, plant and equipment, at cost:

  Land......................................................       4,227          4,227

  Building and improvements.................................      36,923         36,933

  Furniture, fixtures and computer equipment................       5,815          6,023

  Machinery and equipment...................................      79,209         81,018

  Transportation equipment..................................         484            488

  Leasehold improvements....................................         237            237

  Construction in progress (includes land and related costs
    of $468 at October 31, 1999 and $0 at January 30,
    2000)...................................................       4,203          6,537
                                                                --------       --------

  Gross property, plant, and equipment......................     131,098        135,463

  Less accumulated depreciation and amortization............     (41,016)       (44,518)
                                                                --------       --------

  Net property, plant and equipment.........................      90,082         90,945

Other assets, net of accumulated amortization of $927 at
  October 31, 1999 and $1,344 at January 30, 2000...........      10,296         10,111
                                                                --------       --------

Total assets................................................    $155,652       $157,601
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

                                                              OCTOBER 31,    JANUARY 30,
                                                                  1999           2000
                                                              ------------   ------------
Current liabilities:

  Accounts payable..........................................   $  16,574      $  22,991

  Accrued liabilities.......................................      12,281          6,891

  Accrued environmental and other investigation costs.......       9,617          6,284

  Current portion of long-term debt.........................       6,600         10,600
                                                               ---------      ---------

    Total current liabilities...............................      45,072         46,766

  Deferred income taxes.....................................       2,331          2,331

  Long-term debt, net of current portion....................     168,600        168,600

  Other long-term liability.................................         555          2,301
                                                               ---------      ---------

    Total liabilities.......................................     216,558        219,998
                                                               ---------      ---------

Redeemable common stock.....................................      27,625         28,375

Stockholders' equity (deficit):

  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; no shares issued and outstanding............          --             --

  Common stock, $.01 par value; 20,000,000 shares
    authorized; 3,706,889 shares
    issued and outstanding at October 31, 1999
    and January 30, 2000, respectively......................          30             30

  Additional paid-in capital................................      74,587         73,837

  Deficit...................................................    (163,148)      (164,639)
                                                               ---------      ---------

  Total stockholders' equity (deficit)......................     (88,531)       (90,772)
                                                               ---------      ---------

      Total liabilities and stockholders' equity
        (deficit)...........................................   $ 155,652      $ 157,601
                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED

                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                  (Unaudited)

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              JANUARY 31,    JANUARY 30,
                                                                  1999           2000
                                                              ------------   ------------
Net sales...................................................    $ 37,716       $38,831

Cost of sales...............................................      30,724        31,817
                                                                --------       -------

  Gross profit..............................................       6,992         7,014

Operating expenses..........................................       2,576         4,364
                                                                --------       -------

  Earnings from operations..................................       4,416         2,650
                                                                --------       -------

Other (expense) income:

  Interest expense..........................................      (2,342)       (5,047)

  Other expense, net........................................        (115)         (218)

  Recapitalization costs....................................     (15,637)           --
                                                                --------       -------

  Total other (expense) income..............................     (18,094)       (5,265)
                                                                --------       -------

  Loss before income taxes..................................     (13,678)       (2,615)

Income tax benefit..........................................      (3,300)       (1,046)
                                                                --------       -------

  Net loss..................................................    $(10,378)      $(1,569)
                                                                ========       =======

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED

                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                  (Unaudited)

                                              COMMON STOCK       ADDITIONAL   RETAINED          TOTAL
                                          --------------------    PAID-IN     EARNINGS      STOCKHOLDERS'
                                           SHARES      AMOUNT     CAPITAL     (DEFICIT)   EQUITY (DEFICIT)
                                          ---------   --------   ----------   ---------   -----------------
Balance at October 31, 1999.............  3,706,889     $30        $74,587    $(163,148)        $(88,531)

Adjustment to acquisition costs.........         --      --             --           78               78

Accreted put premium on redeemable
  common stock..........................         --      --           (750)          --             (750)

Net loss................................         --      --             --       (1,569)          (1,569)
                                          ---------     ---        -------    ---------         --------

Balance at January 30, 2000.............  3,706,889     $30        $73,837    $(164,639)        ($90,772)
                                          =========     ===        =======    =========         ========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED

                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (Unaudited)

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              JANUARY 31,    JANUARY 30,
                                                                  1999           2000
                                                              ------------   ------------
Cash Flows From Operating Activities:
  Net loss..................................................    $(10,378)      $(1,569)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization...........................       2,981         3,696
  Changes in assets and liabilities:
    Accounts receivable.....................................       3,236         3,060
    Inventories.............................................      (2,365)       (2,728)
    Prepaid expenses and other current assets...............      (2,224)       (2,040)
    Other assets............................................         586            (9)
    Accounts payable, accounts payable to related parties
      and
      accrued liabilities...................................         179        (2,228)
    Other long-term liability...............................          --         1,746
    Income taxes payable....................................      (4,590)           --
                                                                --------       -------
    Net cash used in operating activities...................     (12,575)          (72)
                                                                --------       -------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment..............      (6,925)       (4,365)
                                                                --------       -------
    Net cash used in investing activities...................      (6,925)       (4,365)
                                                                --------       -------
Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt................     170,000            --
    Repurchase of common stock..............................         (41)           --
    Recapitalization costs..................................    (141,102)           --
    Payment of deferred financing fees......................      (8,741)           --
    Net borrowings under revolving line of credit...........         750         4,000
    Repayment of long-term debt.............................      (2,526)           --
                                                                --------       -------
    Net cash provided by financing activities...............      18,340         4,000
                                                                --------       -------
  Net decrease in cash......................................      (1,160)         (437)
  Cash at beginning of period...............................       1,248           448
                                                                --------       -------
  Cash at end of period.....................................    $     88       $    11
                                                                ========       =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................    $     78       $ 7,578
    Income taxes............................................    $  3,055       $    --

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)

(1)  COMPANY OPERATIONS

    Special Devices, Incorporated, together with its wholly owned subsidiary Scot, Incorporated (collectively, the "Company"), is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems as well as in various aerospace applications. Our primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system or to provide precision ignitions in aerospace-related products. In manufacturing our products, which utilize pyrotechnic materials, we ensure safe handling and processing by following strict safety procedures that we have developed for nearly 40 years.

    We have two divisions: an Automotive Products Division and an Aerospace Division.

       - We believe that our Automotive Products Division is the world's largest supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use our product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers ("OEM's).

       - Our Aerospace Division supplies initiators and other advanced pyrotechnic products to aerospace companies. Those companies, in turn, use our products in a variety of applications including tactical missile systems, spacecraft launch vehicles, and military aircraft crew safety systems.

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

    In connection with the Recapitalization, all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (the "Continuing Shareholders"), were converted into the right to receive $34 per share in cash. The Continuing Shareholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company.

    Certain of the outstanding shares of common stock held by the Continuing Shareholders (additional rollover shares) are subject to the right, under certain conditions, to require the Company to purchase all or a portion of the additional rollover shares at a price per share based on a formula. Accordingly, the additional rollover shares have been recorded as redeemable common stock.

(2)  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) (CONTINUED)

(2)  INTERIM FINANCIAL STATEMENTS (CONTINUED)
Company's audited financial statements and footnotes as of and for the year ended October 31, 1999. Operating results for the three-month period ended January 30, 2000 are not necessarily indicative of the operating results for the full fiscal year.

(3)  NEW ACCOUNTING PRONOUNCEMENT

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Startup Activities." This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company has adopted SOP 98-5 in the first quarter of Fiscal 2000 and has determined the impact on its financial statements is immaterial.

(4)  ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following components:

                                                         OCTOBER 31,    JANUARY 30,
                                                             1999           2000
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Commercial customers...................................    $17,872        $19,701
U.S. Government........................................      3,018          1,097
U.S. Government contractors............................      6,137          3,259
                                                           -------        -------
                                                            27,027         24,057
Less allowance for doubtful accounts...................        352            442
                                                           -------        -------
  Total................................................    $26,675        $23,615
                                                           =======        =======

(5)  INVENTORIES

    Inventories and inventoried costs consist of the following components:

                                                         OCTOBER 31,    JANUARY 30,
                                                             1999           2000
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Raw materials and components...........................    $ 6,695        $ 4,011
Work in process........................................      4,126          7,807
Finished goods.........................................        916          1,292
Inventoried costs relating to long-term contracts, net
  of amounts attributed to revenues recognized to
  date.................................................      6,598          9,095
                                                           -------        -------
                                                            18,335         22,205
Less progress payments related to long-term
  contracts............................................        502          1,643
                                                           -------        -------
  Total inventories....................................    $17,833        $20,562
                                                           =======        =======

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)

(6)  NOTES PAYABLE AND LONG-TERM DEBT

    Long-term debt consists of the following components:

                                                         OCTOBER 31,    JANUARY 30,
                                                             1999           2000
                                                         ------------   ------------
                                                               (IN THOUSANDS)
Senior Term Loan.......................................    $ 69,300       $ 69,300
Bank Revolver..........................................       5,900          9,900
Senior Subordinated Notes..............................     100,000        100,000
                                                           --------       --------
                                                            175,200        179,200
Less current portion...................................       6,600         10,600
                                                           --------       --------
Total long-term debt...................................    $168,600       $168,600
                                                           ========       ========

    As part of the Recapitalization, the Company issued $100,000,000 of Senior Subordinated Notes. The Notes are due in December 2008, and bear interest at 11 3/8%. Interest is payable semi-annually in June and December.

    The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under the New Credit Facility. The Notes are fully and unconditionally guaranteed, jointly and severally, on a noncollateralized, senior subordinated basis by Scot, Incorporated.

    As part of the Recapitalization, the Company entered into a new credit facility (the "New Credit Facility") with a syndicate of banks (the "Banks"), which consists of a $25,000,000 Revolving Credit Facility (the "Revolver") and a $70,000,000 Senior Term Loan.

    The Revolver bears interest at the Bank's Base Rate plus an applicable margin (an effective rate of 10.5% at January 30, 2000). The Company has the option of converting all or a portion of the balance outstanding under the Revolver to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.1% at January 30, 2000). As of January 30, 2000, $9,900,000 was outstanding under the Revolver and this amount has been classified as current. Also, the Company had $2,321,000 of letters of credit outstanding under the Revolver, which reduces the amount of additional borrowing available. The total amount available under the Revolver at January 30, 2000 was $7,800,000. The Senior Term Loan is a seven-year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.6% at January 30, 2000). The New Credit Facility contains several financial and operating covenants which the Company must meet on a quarterly basis. As of January 30, 2000 the Company was in compliance with all such covenants.

    On July 14, 1999, the Company and the Banks entered into the First Amendment to the New Credit Facility pursuant to which the Company increased the Maximum Swingline Amount (as defined) to $3,000,000 from $1,000,000 while not increasing the total amount of borrowings available under the Revolver.

    On August 20, 1999, the Company notified the Banks of the Company's potential noncompliance with certain environmental covenants in connection with an investigation by the California Environmental Protection Agency (the "Environmental Noncompliance"). On September 14, 1999, the Company and the Banks entered into a Waiver and Modification to the New Credit Facility pursuant to which the Banks waived any Default or Event of Default (as defined) arising from such Environmental Noncompliance until such time as the Banks or the Company determine that the Environmental Noncompliance has had, or could reasonably be expected to have, a materially adverse effect on the

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) (CONTINUED)

(6)  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
Company. The Waiver and Modification to the New Credit Facility also temporarily limited the maximum borrowings under the Revolver to $20,000,000.

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

    The following are the remaining principal payments under the Senior Term
Loan:

        FOR THE YEARS ENDING OCTOBER 31              AMOUNT
        -------------------------------          --------------
                                                 (IN THOUSANDS)
2000...........................................     $   700
2001...........................................         700
2002...........................................      10,000
2003...........................................      16,700
2004...........................................      18,000
Thereafter.....................................      23,200
                                                    -------
                                                    $69,300
                                                    =======

(7)  INCOME TAXES

    The following are the reasons the income tax benefit differs from the amount that would have resulted by applying the Federal statutory rates during such periods to the loss before income taxes:

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              JANUARY 31,    JANUARY 30,
                                                                  1999           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Federal statutory rate......................................        35%            34%
Income taxes at Federal statutory rates.....................    $(4,787)       $  (889)
State income taxes, net of federal tax benefit..............       (390)          (157)
Recapitalization costs not deductible for tax purposes......      1,945             --
Other.......................................................        (68)            --
                                                                -------        -------
                                                                $(3,300)       $(1,046)
                                                                =======        =======

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) (CONTINUED)

(8)  COMMITMENTS AND CONTINGENCIES

    In 1999, the Company learned that state and federal authorities were investigating whether operations at certain of the Company's facilities have been conducted in compliance with safety and environmental laws and regulations. These investigations are ongoing. See "Legal Proceedings" in Part II, Item 1.

    The Company is cooperating fully with federal and state authorities in connection with these matters. In light of their preliminary nature, however, and the fact that the Company's environmental audit is ongoing, the Company is unable to predict their outcome. These matters have disrupted the conduct of the Company's business and could result in civil and/or criminal liabilities and penalties, including fines and remediation costs. Accordingly, there can be no assurance that these matters will not have a material adverse effect upon either the Company's financial condition or results of operations.

    The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon either the results of operations or the financial position of the Company.

(9)  SEGMENT INFORMATION

                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              JANUARY 31,    JANUARY 30,
                                                                  1999           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Net sales:
  Automotive Products.......................................    $30,443        $32,200
  Aerospace Products........................................      7,273          6,631
                                                                -------        -------
      Total net sales.......................................    $37,716        $38,831
                                                                =======        =======

Earnings from operations:
  Automotive Products.......................................    $ 2,923        $ 1,767
  Aerospace Products........................................      1,498            883
                                                                -------        -------
      Total earnings from operations........................    $ 4,421        $ 2,650
                                                                =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                             THREE MONTHS ENDED
                                                         ---------------------------
                                                         JANUARY 31,    JANUARY 30,
                                                             1999           2000
                                                         ------------   ------------
Automotive Products Division:
  Net sales............................................    100.0 %        100.0 %
  Cost of sales........................................     84.8           84.9
                                                            -----          -----
  Gross profit.........................................     15.2           15.1
  Operating expenses...................................      5.6            9.6
                                                            -----          -----
  Earnings from operations.............................      9.6 %          5.5 %
                                                            =====          =====
Aerospace Division:
  Net sales............................................    100.0 %        100.0 %
  Cost of sales........................................     67.5           66.2
                                                            -----          -----
  Gross profit.........................................     32.5           33.8
  Operating expenses...................................     11.9           20.5
                                                            -----          -----
  Earnings from operations.............................     20.6 %         13.3 %
                                                            =====          =====

COMPARISON OF THE THREE MONTHS ENDED JANUARY 30, 2000 TO THE THREE MONTHS ENDED
  JANUARY 31, 1999

    NET SALES

    Consolidated net sales for the first quarter of fiscal 2000 were $38.8 million, compared to net sales of $37.7 million for the first quarter of fiscal 1999. Net sales for the Automotive Products Division in the first quarter of fiscal 2000 increased 5.8% to $32.2 million from $30.4 million in the first quarter of fiscal 1999 primarily due to increased initiator unit shipments partially offset by lower contractual prices. Net sales for the Aerospace Division in the first quarter of fiscal 2000 decreased 8.8% to $6.6 million from $7.3 million in the first quarter of fiscal 1999 primarily due to the significant shipments of bomb racks in the first quarter of fiscal 1999 partially offset by increased initiator shipments in the first quarter of 2000.

    GROSS PROFIT

    Consolidated gross profit for the first quarter of fiscal 2000 was $7.0 million, compared to gross profit of $7.0 million for the first quarter of fiscal 1999. Gross profit for the Automotive Products Division in the first quarter of fiscal 2000 was $4.9 million, or 15.1% of division net sales, compared with gross profit for the first quarter of fiscal 1999 of $4.7 million, or 15.5% of division net sales. The increase is primarily due to increased unit production partially offset by unit price concessions, the disruptions associated with the EPA investigation and associated compliance audits, and temporary quality issues at our Mesa, Arizona and Hollister, California plants. Gross profit for the Aerospace Division in the first quarter of fiscal 2000 was $2.2 million, or 33.8% of division net sales, compared with gross profit for the first quarter of fiscal 1999 of $2.4 million, or 33.6% of division net sales. The decrease is primarily due to lower revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    OPERATING EXPENSES

    Consolidated operating expenses for the first quarter of fiscal 2000 were $4.4 million, compared with operating expenses of $2.6 million for the first quarter of fiscal 1999, an increase of $1.8 million or 69.2%. Operating expenses for the Automotive Products Division for the first quarter of fiscal 2000 were $3.1 million, or 9.6% of division net sales, compared with operating expenses of $1.7 million, or 5.6% of division net sales, for the first quarter of fiscal 1999. The increase is primarily attributed to increased marketing and general and administrative costs related to staffing additions. Operating expenses for the Aerospace Division for the first quarter of fiscal 2000 were $1.4 million, or 20.5% of division net sales, compared with operating expenses of $0.9 million, or 11.9% of division net sales, for the first quarter of fiscal 1999. The increase is primarily attributed to an increase in general and administrative expenses on lower sales.

    OTHER INCOME AND EXPENSE

    Interest expense was $5.0 million in the first quarter of fiscal 2000 compared to interest expense of $2.3 million for the first quarter of fiscal 1999. The increase of $2.7 million was the result of increased debt outstanding resulting from the Company's Recapitalization in December 1998.

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

    The Revolving Credit Facility bears interest at the Banks Base Rate plus an applicable margin (an effective rate of 10.5% at January 30, 2000). The Company has the option of converting all or a portion of the balance outstanding under the Revolving Credit Facility to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.1% at January 30, 2000). The Senior Term Loan is a seven-year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.6% at January 30, 2000).

    The Company's principal sources of liquidity are cash flow from operations and borrowings under the Revolving Credit Facility. The Company's principal uses of cash are debt service requirements, capital expenditures, research and development and working capital.

    Working capital requirements have increased to service the Company's new long-term debt incurred in connection with the Recapitalization, to support increases in inventories, and to finance the investment in new production equipment which is expected to be installed in fiscal 2000. As of January 30, 2000, the Company had $9.9 million outstanding under the Revolving Credit Facility together with $2.3 million in outstanding letters of credit; accordingly $7.8 million was available under the Revolving Credit Facility at January 30, 2000, subject to compliance with certain financial covenants. As of January 30, 2000, the Company was in compliance with all such covenants. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company believes that it can meet its expected working capital requirements for the foreseeable future from cash from operations and borrowings under the Revolving Credit Facility.

    Our ability to make scheduled principal payments of, or to pay the interest on, or to refinance our debt, or to fund planned capital expenditures and research and development expense, will depend on our future performance which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. While management believes that we will be able to meet our liquidity needs, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Revolving Credit Facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs.

    NEW ACCOUNTING PRONOUNCEMENT

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Startup Activities." This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company has adopted SOP 98-5 in the first quarter of Fiscal 2000 and has determined the impact on its financial statements is immaterial.

    FORWARD-LOOKING INFORMATION

    This report on Form 10-Q contains certain forward-looking statements and information relating to our business that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

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

    In March 1999, as required under the New Credit Facility, the Company entered into an interest rate swap agreement with the agent under the New Credit Facility. Under the swap agreement, which is in the notional principal amount of $35 million, the Company is required to pay a fixed rate of 5.42% plus 175 basis points to the agent on each March 17, June 17, September 17 and December 17, commencing on June 17, 1999. On those same dates, the Company will receive a floating-rate payment from the agent based on the three-month LIBOR rate. The swap agreement terminates on March 7, 2001.

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

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    OSHA MATTERS. In February 1999, an accidental explosion occurred at the Company's former Newhall facility, resulting in the death of one employee. A transport vehicle was heavily damaged by the explosion, while nearby buildings sustained only minor damage that was quickly repaired. The Company suspended all production at Newhall for four days to conduct a thorough investigation of the accident along with the Occupational Safety and Health Administration of the State of California ("OSHA"). The Company also suspended the blending of pyrotechnic powders for approximately two weeks. The Company resumed full production at Newhall on March 4, 1999. The Newhall facility was vacated upon completion of the move to the new Moorpark facility in July 1999. OSHA's investigation of the accident was concluded during the third fiscal quarter of 1999, resulting in the issuance on August 16, 1999, of citations for alleged safety violations and fines aggregating approximately $20,000. The Company appealed the citations as lacking in factual basis. The appeal is pending. Because the accident resulted in a fatality, OSHA's Bureau of Investigation was required to conduct its own investigation to determine whether to refer the matter to the District Attorney's Office for Los Angeles County. As a result of this investigation, on February 17, 2000, OSHA issued a misdemeanor complaint in the Municipal Court of Newhall Judicial District, County of Los Angeles, alleging six counts of violation of the Labor Code of California. The Company intends to vigorously defend the complaint. At this point, given the limited information available regarding the Bureau of Investigation's inquiry, it is impossible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

    OTHER LEGAL PROCEEDINGS. For other legal proceedings, including the state and federal investigations of compliance with environmental laws and regulations referred to in Note 8 to the Consolidated Financial Statements (unaudited)
(Part I, Item 1), see the Company's annual report on Form 10-K405 for the fiscal year ended October 31, 1999.

ITEMS 2 THROUGH 5.  Omitted as not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
           Exhibit 27--Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SPECIAL DEVICES, INCORPORATED

Dated: March 14, 2000                                      /S/ THOMAS W. CRESANTE
                                      ----------------------------------------------------
                                                             Thomas W. Cresante
                                               President and Chief Executive Officer, Director

Dated: March 14, 2000                                       /S/ JOSEPH A. STROUD
                                      ----------------------------------------------------
                                                              Joseph A. Stroud
                                       Executive Vice President and Chief Financial Officer, Assistant
                                                             Secretary, Director