Form 10-Q
period 2000-04-30
SPECIAL DEVICES INC /DE
filed 2000-06-14
CIK 875525

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2000


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


                14370 WHITE SAGE ROAD, MOORPARK, CALIFORNIA 93021
                    (Address of principal executive offices)

                                 (805) 553-1200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

At June 1, 2000 the total number of outstanding shares of the registrant's common stock was 3,712,764.

================================================================================

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                     ASSETS

                                                                                       OCTOBER 31,   APRIL 30,
                                                                                          1999          2000
                                                                                        ---------    ---------
Current assets:

  Cash ..............................................................................   $     448    $     740

  Accounts receivable, net of allowance for doubtful
    accounts of $352 at October 31, 1999 and $250 at
    April 30, 2000 ..................................................................      26,675       26,021

  Inventories .......................................................................      17,833       19,298

  Deferred tax assets ...............................................................       4,883        3,458

  Prepaid expenses and other current assets .........................................       1,171        2,420

  Income tax receivable .............................................................       4,264        7,426
                                                                                        ---------    ---------

    Total current assets ............................................................      55,274       59,363
                                                                                        ---------    ---------

Property, plant and equipment, at cost:

  Land ..............................................................................       4,227        4,227

  Building and improvements .........................................................      36,923       37,155

  Furniture, fixtures and computer equipment ........................................       5,815        6,096

  Machinery and equipment ...........................................................      79,209       83,855

  Transportation equipment ..........................................................         484          494

  Leasehold improvements ............................................................         237          237

  Construction in progress (includes land and related costs of $468 at
    October 31, 1999 and $0 at April 30, 2000) ......................................       4,203        8,812
                                                                                        ---------    ---------

  Gross property, plant, and equipment ..............................................     131,098      140,876

  Less accumulated depreciation and amortization ....................................     (41,016)     (47,885)
                                                                                        ---------    ---------

  Net property, plant and equipment .................................................      90,082       92,991

Other assets, net of accumulated amortization of $927 at
  October 31, 1999 and $1,792 at April 30, 2000 .....................................      10,296        9,675
                                                                                        ---------    ---------

Total assets ........................................................................   $ 155,652    $ 162,029
                                                                                        =========    =========


          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               OCTOBER 31,    APRIL 30,
                                                                  1999           2000
                                                               ---------      ---------
Current liabilities:

  Accounts payable ..........................................   $  16,574    $  23,582

  Accrued liabilities .......................................      12,281        8,771

  Accrued environmental and other investigation costs .......       9,617        5,402

  Current portion of long-term debt .........................       6,600       14,600
                                                                ---------    ---------

    Total current liabilities ...............................      45,072       52,355

  Deferred income taxes .....................................       2,331        2,881

  Long-term debt, net of current portion ....................     168,600      168,250

  Other long-term liability .................................         555          906
                                                                ---------    ---------

    Total liabilities .......................................     216,558      224,392
                                                                ---------    ---------

Redeemable common stock .....................................      27,625       29,125

Stockholders' equity (deficit):

  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; no shares issued and outstanding ............          --           --

  Common stock, $.01 par value; 20,000,000 shares authorized;
    3,706,889 and 3,712,764 shares issued and outstanding at
    October 31, 1999, and April 30, 2000, respectively .......         30           30

  Additional paid-in capital ................................      74,587       73,286

  Deficit ...................................................    (163,148)    (164,804)
                                                                ---------    ---------

  Total stockholders' equity (deficit) ......................     (88,531)     (91,488)
                                                                ---------    ---------

      Total liabilities and stockholders' equity
        (deficit) ...........................................   $ 155,652    $ 162,029
                                                                =========    =========


          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)


                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             -------------------------  ------------------
                                                                MAY 2,      APRIL 30,    MAY 2,   APRIL 30,
                                                                 1999         2000        1999     2000
                                                             ------------  -----------  --------  --------

Net sales..................................................    $ 42,443       $47,588    $80,158   $86,419

Cost of sales..............................................      34,740        38,489     65,163    70,305
                                                               --------       -------    --------  -------

  Gross profit.............................................       7,703         9,099     14,995    16,114

Operating expenses.........................................       4,106         3,978      6,982     8,343
                                                               --------       -------    -------   -------

  Earnings from operations.................................       3,597         5,121      8,013     7,771
                                                               --------       -------    -------   -------

Other (expense) income:

  Interest expense.........................................      (4,585)       (5,153)    (6,926) (10,200)

  Other expense, net.......................................        (234)         (251)      (350)    (468)

  Recapitalization costs...................................        (439)           --    (16,076)      --
                                                               --------       -------    --------  ------

  Total other (expense) income.............................      (5,258)       (5,404)   (23,352) (10,668)
                                                               --------       -------    -------- --------

  Loss before income taxes.................................      (1,661)         (283)   (15,339)  (2,897)

Income tax benefit.........................................           --         (117)    (3,300)  (1,163)
                                                                --------       -------   --------  -------

  Net loss.................................................     $(1,661)        $(166)  $(12,039)  $(1,734)
                                                                ========       =======   ========  =======


          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED

                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                              COMMON STOCK       ADDITIONAL   RETAINED          TOTAL
                                          --------------------    PAID-IN     EARNINGS      STOCKHOLDERS'
                                           SHARES      AMOUNT     CAPITAL     (DEFICIT)   EQUITY (DEFICIT)
                                          ---------   --------   ----------   ---------   -----------------

Balance at October 31, 1999............   3,706,889     $30        $74,587    $(163,148)        $(88,531)

Adjustment to acquisition costs .......          --      --             --           78               78

Accreted put premium on redeemable
  common stock ........................          --      --         (1,500)          --           (1,500)

Purchase of common stock ..............       5,875      --            199           --              199

Net loss...............................          --      --             --       (1,734)          (1,734)
                                          ---------     ---        -------    ---------         --------

Balance at April 30, 2000 .............   3,712,764     $30        $73,286    $(164,804)        $(91,488)
                                          =========     ===        =======    =========         ========


          See accompanying notes to consolidated financial statements.

                          SPECIAL DEVICES, INCORPORATED

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                ----------------------
                                                                 MAY 2,        APRIL 30,
                                                                  1999           2000
                                                                --------       -------
Cash Flows From Operating Activities:
  Net loss..................................................    $(12,039)      $(1,734)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization...........................       7,087         7,498
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (2,567)          654
    Inventories.............................................      (4,087)       (1,466)
    Prepaid expenses and other current assets...............      (2,102)       (1,265)
    Other assets............................................         296        (1,730)
    Accounts payable, accounts payable to related parties
      and accrued liabilities...............................       4,084          (716)
    Other long-term liability...............................          --           901
    Income taxes payable....................................      (4,590)           --
                                                                --------       -------
    Net cash provided by (used in) operating activities.....     (13,919)        2,142
                                                                --------       -------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment..............      (9,967)       (9,778)
                                                                --------       -------
    Net cash used in investing activities...................      (9,967)       (9,778)
                                                                --------       -------
Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt................     170,000            --
    Proceeds from common stock purchase.....................          --           199
    Repurchase of common stock..............................         (41)           --
    Recapitalization costs..................................    (141,102)           79
    Payment of deferred financing fees......................      (8,815)           --
    Net borrowings under revolving line of credit...........       5,450         8,000
    Repayment of long-term debt.............................      (2,759)         (350)
                                                                --------       -------
    Net cash provided by financing activities...............      22,733         7,928
                                                                --------       -------
  Net change in cash........................................      (1,153)          292
  Cash at beginning of period...............................       1,248           448
                                                                --------       -------
  Cash at end of period.....................................    $     95       $   740
                                                                ========       =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................    $  1,598       $ 9,509
    Income taxes............................................    $  3,055       $    --


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

(2)  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) (CONTINUED)

(2)  INTERIM FINANCIAL STATEMENTS (CONTINUED)
Company's audited financial statements and footnotes as of and for the year ended October 31, 1999. Operating results for the six-month period ended April 30, 2000, are not necessarily indicative of the operating results for the full fiscal year.

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

(4)  ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following components:


                                                       OCTOBER 31,    APRIL 30,
                                                          1999          2000
                                                       -----------    ---------
                                                             (IN THOUSANDS)
Commercial customers.................................    $17,872       $20,088
U.S. Government......................................      3,018         2,033
U.S. Government contractors..........................      6,137         4,150
                                                         -------       -------
                                                          27,027        26,271
Less allowance for doubtful accounts.................       (352)         (250)
                                                         -------       -------
  Total..............................................    $26,675       $26,021
                                                         =======       =======


(5)  INVENTORIES

    Inventories and inventoried costs consist of the following components:


                                                         OCTOBER 31,     APRIL 30,
                                                            1999            2000
                                                         -----------     ---------
                                                               (IN THOUSANDS)
Raw materials and components...........................    $ 6,695        $ 6,370
Work in process........................................      4,126          5,588
Finished goods.........................................        916          1,498
Inventoried costs relating to long-term contracts,
  net of amounts attributed to revenues recognized
  to date..............................................      6,598          5,842
                                                           -------        -------
                                                            18,335         19,298
Less progress payments related to long-term
  contracts............................................       (502)            --
                                                           -------        -------
  Total inventories....................................    $17,833        $19,298
                                                           =======        =======

                          SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)(CONTINUED)

(6)  NOTES PAYABLE AND LONG-TERM DEBT

    Long-term debt consists of the following components:


                                                         OCTOBER 31,      APRIL 30,
                                                            1999            2000
                                                         -----------      ---------
                                                               (IN THOUSANDS)
Senior Term Loan.......................................    $ 69,300       $ 68,950
Bank Revolver..........................................       5,900         13,900
Senior Subordinated Notes..............................     100,000        100,000
                                                           --------       --------
                                                            175,200        182,850
Less current portion...................................      (6,600)       (14,600)
                                                           --------       --------
Total long-term debt...................................    $168,600       $168,250
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

    The Revolver bears interest at the Bank's Base Rate plus an applicable margin (an effective rate of 11.0% at April 30, 2000). The Company has the option of converting all or a portion of the balance outstanding under the Revolver to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.1% at April 30, 2000). As of April 30, 2000, $13,900,000 was
outstanding under the Revolver and this amount has been classified as current. The total amount available under the Revolver at April 30, 2000, was $6,100,000. The Senior Term Loan is a seven-year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.6% at April 30, 2000). The New Credit Facility contains several financial and operating covenants which the Company must meet on a quarterly basis.

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

    As of April 30, 2000, the Company was not in compliance with certain financial covenants contained in the New Credit Facility. Although the Company was in compliance with minimum EBITDA and Consolidated Interest Coverage Ratio requirements, the Company was not able to satisfy the Leverage Ratio test due to a delay in the processing of a substantial income tax refund outside of the Company's control; therefore, a planned $6 million payment of the Revolver could not be made until May 3, 2000, three business days after triggering the non-compliance. Since that date, the Company has been in compliance with all financial covenants. On June 13, 2000, the Company entered into a Third Amendment and Waiver to the New Credit Facility pursuant to which certain financial covenants were amended, and the Company received a waiver for non-compliance of the Leverage Ratio for the aforementioned period.

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

    The following are the remaining principal payments under the Senior Term
Loan:

        FOR THE YEARS ENDING OCTOBER 31              AMOUNT
        -------------------------------          --------------
                                                 (IN THOUSANDS)

2000...........................................     $   350
2001...........................................         700
2002...........................................      10,000
2003...........................................      16,700
2004...........................................      18,000
Thereafter.....................................      23,200
                                                    -------
                                                    $68,950
                                                    =======


(7)  INCOME TAXES

    The following are the reasons the income tax benefit differs from the amount that would have resulted by applying the Federal statutory rates during such periods to the loss before income taxes:

                                                                    SIX MONTHS ENDED
                                                              ---------------------------
                                                                  MAY 2,       APRIL 30,
                                                                  1999           2000
                                                              ------------   ------------
                                                                    (IN THOUSANDS)

Federal statutory rate......................................         35%             34%
Income taxes at Federal statutory rates.....................    $(5,117)          $(985)
State income tax benefit, net of federal tax benefit........     (1,316)           (178)
Recapitalization costs not deductible for tax purposes......      3,133              --
                                                                -------         -------
                                                                $(3,300)        $(1,163)
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



                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      -------------------------  ---------------------
                                                         MAY 2,       APRIL 30     MAY 2,    APRIL 30,
                                                          1999          2000        1999       2000
                                                      -----------   -----------  --------   ----------
Automotive Products Division:
  Net sales.....................................         100.0%        100.0%      100.0%      100.0%
  Cost of sales.................................          88.2          86.4        86.3        85.7
                                                         -----         -----       -----     -------
  Gross profit..................................          11.8          13.6        13.7        14.3
  Operating expenses............................           7.1           7.3         6.4         8.4
                                                         -----         -----       -----     -------
  Earnings from operations......................           4.7%          6.3%        7.3%        5.9%
                                                         =====         =====       =====     =======
Aerospace Division:
  Net sales.....................................         100.0%        100.0%      100.0%      100.0%
  Cost of sales.................................          62.3          66.7        63.8        66.5
                                                         -----         -----       -----     -------
  Gross profit..................................          37.7          33.3        36.2        33.5
  Operating expenses............................          17.6          10.4        16.8        13.9
                                                         -----         -----       -----     -------
  Earnings from operations......................          20.1%         22.9%       19.4%       19.6%
                                                         =====         =====        =====      =====


COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2000 TO THE THREE MONTHS ENDED MAY 2, 1999

    NET SALES

    Consolidated net sales for the second quarter of fiscal 2000 were $47.6 million, compared to net sales of $42.4 million for the second quarter of fiscal 1999. Net sales for the Automotive Products Division in the second quarter of fiscal 2000 increased 8.4% to $34.7 million from $32.0 million in the first quarter of fiscal 1999 primarily due to increased initiator unit shipments partially offset by lower contractual prices. Net sales for the Aerospace Division in the second quarter of fiscal 2000 increased 22.9% to $12.9 million from $10.5 million in the second quarter of fiscal 1999 primarily due to significant shipments of products used on several tactical missile programs.

    GROSS PROFIT

    Consolidated gross profit for the second quarter of fiscal 2000 was $9.0 million, compared to gross profit of $7.7 million for the second quarter of fiscal 1999. Gross profit for the Automotive Products Division in the second quarter of fiscal 2000 was $4.7 million, or 13.6% of division net sales, compared with gross profit for the second quarter of fiscal 1999 of $3.8 million, or 11.8% of division net sales. The increase is primarily due to increased unit production and the fact that prior year results were impacted by the Company's move to the Moorpark facility. Gross profit for the Aerospace Division in the second quarter of fiscal 2000 was $4.3 million, or 33.3% of division net sales, compared with gross profit for the second quarter of fiscal 1999 of $3.9 million, or 37.7% of division net sales. The decrease as a percent of sales is primarily due to product mix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    OPERATING EXPENSES

    Consolidated operating expenses for the second quarter of fiscal 2000 were $3.9 million, compared with operating expenses of $4.1 million for the second quarter of fiscal 1999. Operating expenses for the Automotive Products Division for the second quarter of fiscal 2000 were $2.6 million, or 7.3% of division net sales, compared with operating expenses of $2.3 million, or 7.1% of division net sales, for the second quarter of fiscal 1999. The increase is primarily attributed to increased marketing and general and administrative costs related to staffing additions. Operating expenses for the Aerospace Division for the second quarter of fiscal 2000 were $1.3 million, or 10.4% of division net sales, compared with operating expenses of $1.8 million, or 17.6% of division net sales, for the second quarter of fiscal 1999. The decrease is primarily attributed to a decrease in general and administrative expenses combined with an increase in revenues.

    OTHER INCOME AND EXPENSE

    Interest expense was $5.2 million in the second quarter of fiscal 2000 compared to interest expense of $4.6 million for the second quarter of fiscal 1999. The increase of $0.6 million was due to increased borrowings on the Revolver and higher interest rates.


COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2000 TO THE SIX MONTHS ENDED MAY 2, 1999

    NET SALES

    Consolidated net sales for the six months ended April 30, 2000 were $86.4 million, compared to net sales of $80.2 million during the same period in fiscal 1999. Net sales for the Automotive Products Division for the first six months of fiscal 2000 increased 7.2% to $66.9 million from $62.4 million during the comparable period in fiscal 1999 primarily due to increased initiator unit shipments partially offset by lower contractual prices. Net sales for the Aerospace Division for the first six months of fiscal 2000 increased 10.2% to $19.5 million from $17.7 million during the comparable period of fiscal 1999 primarily due to significant shipments of products used on several tactical missile programs.

    GROSS PROFIT

    Consolidated gross profit for the six months ended April 30, 2000 was $16.1 million, compared to gross profit of $15.0 million for the same period of fiscal 1999. Gross profit for the Automotive Products Division for the first six months of fiscal 2000 was $9.6 million, or 14.3% of division net sales, compared with gross profit for the comparable period of fiscal 1999 of $8.6 million, or 13.7% of division net sales. The increase is primarily due to increased unit production. Gross profit for the Aerospace Division for the first six months of fiscal 2000 was $6.5 million, or 33.5% of division net sales, compared with gross profit for the comparable period in fiscal 1999 of $6.4 million, or 36.2% of division net sales. The decrease as a percent of sales is primarily due to product mix.

    OPERATING EXPENSES

    Consolidated operating expenses for the six months ended April 30, 2000 were $8.3 million, compared with operating expenses of $7.0 million for the comparable period of fiscal 1999. Operating expenses for the Automotive Products Division for the first six months of fiscal 2000 were $5.7 million, or 8.4% of division net sales, compared with operating expenses of $4.0 million, or 6.4% of division net sales, for the comparable period of fiscal 1999. The increase is primarily attributed to increased marketing and general and administrative costs related to staffing additions. Operating expenses for the Aerospace Division for the first six months of fiscal 2000 were $2.7 million, or 13.9% of division net sales, compared with operating expenses of $3.0 million, or 16.8% of division net sales, for the comparable period of fiscal 1999. The decrease is primarily attributed to a decrease in general and administrative expenses combined with an increase in revenues.

    OTHER INCOME AND EXPENSE

    Interest expense was $10.2 million for the first six months of fiscal 2000 compared to interest expense of $6.9 million for the comparable period of fiscal 1999. The increase of $3.3 million was the result of increased debt outstanding resulting from the Company's Recapitalization in December 1998, higher average balances on the Revolver, and higher interest rates.

    LIQUIDITY AND CAPITAL RESOURCES

    The Recapitalization had a substantial impact on the Company's capital structure. The recapitalized Company is significantly more leveraged and, accordingly, the Recapitalization resulted in substantial changes to the Company's debt-to-equity ratio and its debt service requirements.

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

    The Revolving Credit Facility bears interest at the Banks Base Rate plus an applicable margin (an effective rate of 11.0% at April 30, 2000). The Company has the option of converting all or a portion of the balance outstanding under the Revolving Credit Facility to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.1% at April 30, 2000). The Senior Term Loan is a seven-year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.6% at April 30, 2000).

    The Company's principal sources of liquidity are cash flow from operations and borrowings under the Revolving Credit Facility. The Company's principal uses of cash are debt service requirements, capital expenditures, research and development and working capital.

    Working capital requirements have increased to service the Company's new long-term debt incurred in connection with the Recapitalization, to support increases in inventories, and to finance the investment in new production equipment which is expected to be installed in fiscal 2000. As of April 30, 2000, the Company had $13.9 million outstanding under the Revolving Credit Facility. The total amount available under the Revolver at April 30, 2000 was $6.1 million subject to compliance with certain financial covenants. As of April 30, 2000, the Company was not in compliance with certain financial covenants contained in the New Credit Facility. Although the Company was in compliance with minimum EBITDA and Consolidated Interest Coverage Ratio requirements, the Company was not able to satisfy the Leverage Ratio test due to a delay in the processing of a substantial income tax refund outside of the Company's control; therefore, a planned $6 million payment of the Revolving Credit Facility could not be made until May 3, 2000, three business days after triggering the non-compliance. Since that date, the Company has been in compliance with all financial covenants. On June 13, 2000, the Company entered into a Third Amendment and Waiver to the New Credit Facility pursuant to which certain financial covenants were amended, and the Company received a waiver for non-compliance of the Leverage Ratio for the aforementioned period.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

OSHA MATTERS. On April 24, 2000, an accidental initiation incident occurred at the premises leased by the Company from McCormick Selph, Inc. ("MSI") in Hollister, California for the Company's microgas generator ("MGG") production line, which it acquired from MSI in July 1999. The incident resulted in the death of one Company employee. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") is conducting a post-incident and process safety management inspection. We do not expect to have the results of that inspection for several months. The Bureau of Alcohol, Tobacco and Firearms also conducted a post-incident inspection, which it concluded on or about April 26, 2000. Prior to the April 24th incident, the Company had intended to move its operation in Hollister to its Mesa, Arizona facility. Following the incident, the Company moved its MGG production to Mesa and intends to terminate its lease of the Hollister premises. At this stage, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities associated with the April 24th incident.

On February 18, 1999, an accidental explosion occurred at the Company's former Newhall facility, resulting in the death of one Company employee. The Company and Cal-OSHA conducted an investigation and the cause of the accident was not determined. Production was suspended for several weeks. Operations at the Newhall facility ceased upon completion of the move to the Company's new Moorpark facility in July 1999. Cal-OSHA's investigation of the accident was concluded during the third fiscal quarter of 1999, resulting in the issuance on August 16, 1999, of citations for alleged safety violations and fines aggregating over $20,000. The Company appealed the citations and the case was settled for $12,655. The District Attorney's Office for Los Angeles County filed a misdemeanor complaint on February 17, 2000 alleging six violations of the California Labor Code. The Company intends to defend itself vigorously against these charges. At this stage, it is not possible to predict or assess the likelihood of an unfavorable outcome or to predict the amount of potential liabilities associated with the misdemeanor charges.

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



                           SPECIAL DEVICES, INCORPORATED

Dated: June 14, 2000                    /s/ THOMAS W. CRESANTE
                           -----------------------------------------------
                                         Thomas W. Cresante
                           President and Chief Executive Officer, Director

Dated: June 14, 2000                     /s/ JOSEPH A. STROUD
                           -----------------------------------------------
                                            Joseph A. Stroud
                             Executive Vice President and Chief Financial
                             Officer, Assistant Secretary, Director