Form 10-Q
period 2000-07-30
SPECIAL DEVICES INC /DE
filed 2000-09-19
CIK 875525

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JULY 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 31, 2000 the total number of outstanding shares of the registrant's common stock was 3,712,764.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                     ASSETS

                                                              OCTOBER 31,   JULY 30,
                                                                 1999         2000
                                                              -----------   --------
Current assets:
  Cash......................................................    $    448    $  1,529
  Accounts receivable, net of allowance for doubtful
    accounts of $352 at October 31, 1999 and $340 at July
    30, 2000................................................      26,675      27,483
  Inventories...............................................      17,833      21,933
  Deferred tax assets.......................................       4,883       3,458
  Prepaid expenses and other current assets.................       1,171       3,078
  Income tax receivable.....................................       4,264       1,170
                                                                --------    --------
    Total current assets....................................      55,274      58,651
                                                                --------    --------
Property, plant and equipment, at cost:
  Land......................................................       4,227       4,227
  Buildings and improvements................................      36,923      37,038
  Furniture, fixtures and computer equipment................       5,815       5,964
  Machinery and equipment...................................      79,209      78,915
  Transportation equipment..................................         484         486
  Leasehold improvements....................................         237         237
  Construction in progress (includes land and related costs
    of $468 at October 31, 1999 and $0 at July 30, 2000)....       4,203      13,037
                                                                --------    --------
  Gross property, plant, and equipment......................     131,098     139,904
  Less accumulated depreciation and amortization............     (41,016)    (50,869)
                                                                --------    --------
  Net property, plant and equipment.........................      90,082      89,035
Other assets, net of accumulated amortization of $927 at
  October 31, 1999 and $2,231 at July 30, 2000..............      10,296       9,404
                                                                --------    --------
Total assets................................................    $155,652    $157,090
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              OCTOBER 31,   JULY 30,
                                                                 1999         2000
                                                              -----------   ---------
Current liabilities:
  Accounts payable..........................................   $  16,574    $  22,532
  Accrued liabilities.......................................      12,281        7,375
  Accrued environmental and other investigation costs.......       9,617        4,026
  Current portion of long-term debt.........................       6,600       16,600
                                                               ---------    ---------
    Total current liabilities...............................      45,072       50,533
  Deferred income taxes.....................................       2,331        2,881
  Long-term debt, net of current portion....................     168,600      168,250
  Other long-term liability.................................         555          553
                                                               ---------    ---------
    Total liabilities.......................................     216,558      222,217
                                                               ---------    ---------
Redeemable common stock.....................................      27,625       29,875
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; no shares issued and outstanding............          --           --
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 3,706,889 and 3,712,764 shares issued and
    outstanding at October 31, 1999 and July 30, 2000,
    respectively............................................          30           30
  Additional paid-in capital................................      74,587       70,852
  Deficit...................................................    (163,148)    (165,884)
                                                               ---------    ---------
  Total stockholders' equity (deficit)......................     (88,531)     (95,002)
                                                               ---------    ---------
    Total liabilities and stockholders' equity (deficit)....   $ 155,652    $ 157,090
                                                               =========    =========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         --------------------   --------------------
                                                         AUGUST 1,   JULY 30,   AUGUST 1,   JULY 30,
                                                           1999        2000       1999        2000
                                                         ---------   --------   ---------   --------
Net sales..............................................   $42,775    $42,584    $122,933    $129,003
Cost of sales..........................................    32,618     34,548      97,781     104,853
                                                          -------    -------    --------    --------
  Gross profit.........................................    10,157      8,036      25,152      24,150
Operating expenses.....................................     3,944      4,353      10,926      12,696
                                                          -------    -------    --------    --------
  Earnings from operations.............................     6,213      3,683      14,226      11,454
                                                          -------    -------    --------    --------
Other (expense) income:
  Interest expense.....................................    (4,711)    (5,139)    (11,637)    (15,339)
  Other expense, net...................................      (178)      (367)       (528)       (835)
  Recapitalization costs...............................        --         --     (16,076)         --
                                                          -------    -------    --------    --------
  Total other (expense) income.........................    (4,889)    (5,506)    (28,241)    (16,174)
                                                          -------    -------    --------    --------
  Income (loss) before income taxes....................     1,324     (1,823)    (14,015)     (4,720)
Income tax provision (benefit).........................       181       (742)     (3,119)     (1,905)
                                                          -------    -------    --------    --------
  Net income (loss)....................................   $ 1,143    $(1,081)   $(10,896)   $ (2,815)
                                                          =======    =======    ========    ========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                    COMMON STOCK       ADDITIONAL   RETAINED         TOTAL
                                                --------------------    PAID-IN     EARNINGS     STOCKHOLDERS'
                                                 SHARES      AMOUNT     CAPITAL     (DEFICIT)   EQUITY (DEFICIT)
                                                ---------   --------   ----------   ---------   ----------------
Balance at October 31, 1999...................  3,706,889     $30        $74,587    $(163,148)       $(88,531)
Adjustment to acquisition costs...............         --      --         (1,694)          79          (1,615)
Accreted put premium on redeemable common
  stock.......................................         --      --         (2,250)          --          (2,250)
Purchase of common stock......................      5,875      --            209           --             209
Net loss......................................         --      --             --       (2,815)         (2,815)
                                                ---------     ---        -------    ---------        --------
Balance at July 30, 2000......................  3,712,764     $30        $70,852    $(165,884)       $(95,002)
                                                =========     ===        =======    =========        ========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                              --------------------
                                                              AUGUST 1,   JULY 30,
                                                                1999        2000
                                                              ---------   --------
Cash Flows From Operating Activities:
  Net loss..................................................  $(10,896)   $ (2,815)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    11,037      10,847
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (3,164)       (808)
    Inventories.............................................    (4,337)     (4,100)
    Prepaid expenses and other current assets...............    (2,587)      2,611
    Other assets............................................       103        (103)
    Accounts payable, accounts payable to related parties
      and accrued liabilities...............................     2,541      (4,537)
    Other long-term liability...............................        --         548
    Income taxes payable....................................    (4,590)         --
                                                              --------    --------
    Net cash provided by (used in) operating activities.....   (11,893)      1,643
                                                              --------    --------
Cash Flows From Investing Activities:
  Purchases of property, plant and equipment................   (12,873)    (10,500)
                                                              --------    --------
  Net cash used in investing activities.....................   (12,873)    (10,500)
                                                              --------    --------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt..................   176,600          --
  Proceeds from common stock purchase.......................        --         209
  Repurchase of common stock................................       (41)         --
  Recapitalization costs....................................  (141,165)         79
  Payment of deferred financing fees........................    (8,815)         --
  Net borrowings under revolving line of credit.............        --      10,000
  Repayment of long-term debt...............................    (2,992)       (350)
                                                              --------    --------
  Net cash provided by financing activities.................    23,587       9,938
                                                              --------    --------
Net change in cash..........................................    (1,179)      1,081
  Cash at beginning of period...............................     1,248         448
                                                              --------    --------
  Cash at end of period.....................................  $     69    $  1,529
                                                              ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $  9,511    $  9,950
    Income taxes............................................  $  3,080    $     --

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

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

(2)  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

(2) INTERIM FINANCIAL STATEMENTS (CONTINUED) the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 1999. Operating results for the nine-month period ended July 30, 2000, are not necessarily indicative of the operating results for the full fiscal year.

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

(4)  ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following components:

                                                          OCTOBER 31,   JULY 30,
                                                             1999         2000
                                                          -----------   --------
                                                              (IN THOUSANDS)
Commercial customers....................................    $17,872     $23,101
U.S. Government.........................................      3,018         845
U.S. Government contractors.............................      6,137       3,877
                                                            -------     -------
                                                             27,027      27,823
Less allowance for doubtful accounts....................       (352)       (340)
                                                            -------     -------
Total...................................................    $26,675     $27,483
                                                            =======     =======

(5)  INVENTORIES

    Inventories and inventoried costs consist of the following components:

                                                          OCTOBER 31,   JULY 30,
                                                             1999         2000
                                                          -----------   --------
                                                              (IN THOUSANDS)
Raw materials and components............................    $ 6,695     $ 9,816
Work in process.........................................      4,126       4,846
Finished goods..........................................        916       1,412
Inventoried costs relating to long-term contracts, net
  of amounts attributed to revenues recognized to
  date..................................................      6,598       5,859
                                                            -------     -------
                                                             18,335      21,933
Less progress payments related to long-term contracts...       (502)         --
                                                            -------     -------
  Total inventories.....................................    $17,833     $21,933
                                                            =======     =======

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

(6)  NOTES PAYABLE AND LONG-TERM DEBT

    Long-term debt consists of the following components:

                                                         OCTOBER 31,   JULY 30,
                                                            1999         2000
                                                         -----------   --------
                                                             (IN THOUSANDS)
Senior Term Loan.......................................    $ 69,300    $ 68,950
Bank Revolver..........................................       5,900      15,900
Senior Subordinated Notes..............................     100,000     100,000
                                                           --------    --------
                                                            175,200     184,850
Less current portion...................................      (6,600)    (16,600)
                                                           --------    --------
Total long-term debt...................................    $168,600    $168,250
                                                           ========    ========

    As part of the Recapitalization, the Company issued $100.0 million of Senior Subordinated Notes. The Notes are due in December 2008, and bear interest at 11 3/8%. Interest is payable semi-annually in June and December.

    The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under the New Credit Facility. The Notes are fully and unconditionally guaranteed, jointly and severally, on a noncollateralized, senior subordinated basis by Scot, Incorporated.

    As part of the Recapitalization, the Company entered into a new credit facility (the "New Credit Facility") with a syndicate of banks (the "Banks"), which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $70.0 million Senior Term Loan.

    The Revolver bears interest at the Bank's Base Rate plus an applicable margin (an effective rate of 11.5% at July 30, 2000). The Company has the option of converting all or a portion of the balance outstanding under the Revolver to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.9% at July 30, 2000). As of July 30, 2000, $15.9 million was outstanding under the Revolver and this amount has been classified as current. The total amount available under the Revolver at July 30, 2000 was $4.1 million subject to compliance with certain financial covenants. The Senior Term Loan is a seven-year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 10.4% at July 30, 2000). The New Credit Facility contains several financial and operating covenants which the Company must meet on a quarterly basis.

    On July 14, 1999, the Company and the Banks entered into the First Amendment to the New Credit Facility pursuant to which the Company increased the Maximum Swingline Amount (as defined) to $3,000,000 from $1,000,000 while not increasing the total amount of borrowings available under the Revolver.

    On August 20, 1999, the Company notified the Banks of the Company's potential noncompliance with certain environmental covenants in connection with an investigation by the California Environmental Protection Agency (the "Environmental Noncompliance"). On September 14, 1999, the Company and the Banks entered into a Waiver and Modification to the New Credit Facility pursuant to which the Banks waived any Default or Event of Default (as defined) arising from such Environmental Noncompliance until such time as the Banks or the Company determine that the Environmental

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

(6)  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
Noncompliance has had, or could reasonably be expected to have, a materially adverse effect on the Company. The Waiver and Modification to the New Credit Facility also temporarily limited the maximum borrowings under the Revolver to $20.0 million.

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

    On June 13, 2000, the Company entered into a Third Amendment and Waiver to the New Credit Facility pursuant to which certain financial covenants were amended, and the Company received a waiver for non-compliance with certain covenants as of April 30, 2000.

    As of July 30, 2000, the Company was not in compliance with certain financial covenants contained in the New Credit Facility. On September 18, 2000, the Company entered into a Fourth Amendment and Waiver to the New Credit Facility pursuant to which, among other things, certain financial covenants were amended, the Company received a waiver for past non-compliance with its financial covenants and the Capital Call Agreement was terminated. In connection with amending the New Credit Facility on September 18, 2000, the Company and its controlling stockholder entered into a new capital call agreement (the "New Capital Call Agreement") with the Banks. The New Capital Call Agreement requires the controlling stockholder to make a capital contribution to the Company upon the occurrence of certain events. Upon receipt of any such contributions, the Company is obligated to repay outstanding term loans under the New Credit Facility and, in certain circumstances, satisfy its federal and state income tax obligations for fiscal year ending October 31, 2000.

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

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

(6)  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
    The following are the remaining principal payments under the Senior Term
Loan:

FOR THE YEARS ENDING OCTOBER 31                                   AMOUNT
-------------------------------                               --------------
                                                              (IN THOUSANDS)
2000........................................................     $   350
2001........................................................         700
2002........................................................      10,000
2003........................................................      16,700
2004........................................................      18,000
Thereafter..................................................      23,200
                                                                 -------
                                                                 $68,950
                                                                 =======

(7)  INCOME TAXES

    The following are the reasons the income tax benefit differs from the amount that would have resulted by applying the Federal statutory rates during such periods to the loss before income taxes:

                                                             NINE MONTHS ENDED
                                                            --------------------
                                                            AUGUST 1,   JULY 30,
                                                              1999        2000
                                                            ---------   --------
                                                               (IN THOUSANDS)
Federal statutory rate....................................        35%        34%
Income taxes at Federal statutory rates...................   $(4,765)   $(1,605)
State income tax benefit, net of federal tax benefit......      (394)      (300)
Recapitalization costs not deductible for tax purposes....     2,040         --
                                                             -------    -------
                                                             $(3,119)   $(1,905)
                                                             =======    =======

(8)  COMMITMENTS AND CONTINGENCIES

    In 1999, the Company learned that state and federal authorities were investigating whether operations at certain of the Company's facilities have been conducted in compliance with safety and environmental laws and regulations. These investigations are ongoing. See "Legal Proceedings" in Part II, Item 1.

    The Company is cooperating fully with federal and state authorities in connection with these matters but is unable to predict their outcome. These matters have disrupted the Company's business and could result in civil and/or criminal liabilities and penalties, including fines and remediation costs, or suspension or debarment from military or government sales. Accordingly, there can be no assurance that these matters will not have a material adverse effect upon either the Company's financial condition or results of operations.

    The Company is a defendant in various pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED) have a material adverse effect upon either the results of operations or the financial position of the Company.

(9)  SUBSEQUENT EVENTS

    On September 1, 2000, an accidental explosion occurred at the Company's Moorpark facility. Two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") is conducting a process safety management inspection. The Company does not expect to have the results of the inspection for several months. At this stage, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities associated with this incident.

    On August 21, 2000, the Company announced that it had reached a definitive agreement to sell its wholly-owned subsidiary, Scot, Incorporated, to an investor group. Net proceeds from the sale will be used to reduce borrowings under the New Credit Facility. The transaction is expected to close during the Company's fiscal fourth quarter ending October 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                                 THREE MONTHS
                                                                    ENDED            NINE MONTHS ENDED
                                                             --------------------   --------------------
                                                             AUGUST 1,   JULY 30    AUGUST 1,   JULY 30,
                                                               1999        2000       1999        2000
                                                             ---------   --------   ---------   --------
Automotive Products Division:
  Net sales................................................    100.0%     100.0%      100.0%     100.0%
  Cost of sales............................................     86.7       88.4        86.4       86.6
                                                               -----      -----       -----      -----
  Gross profit.............................................     13.3       11.6        13.6       13.4
  Operating expenses.......................................      8.5        9.5         7.1        8.8
                                                               -----      -----       -----      -----
  Earnings from operations.................................      4.8%       2.1%        6.5%       4.6%
                                                               =====      =====       =====      =====
Aerospace Division:
  Net sales................................................    100.0%     100.0%      100.0%     100.0%
  Cost of sales............................................     53.3       58.1        59.3       63.6
                                                               -----      -----       -----      -----
  Gross profit.............................................     46.7       41.9        40.7       36.4
  Operating expenses.......................................     10.7       12.5        14.2       13.4
                                                               -----      -----       -----      -----
  Earnings from operations.................................     36.0%      29.4%       26.5%      23.0%
                                                               =====      =====       =====      =====

COMPARISON OF THE THREE MONTHS ENDED JULY 30, 2000 TO THE THREE MONTHS ENDED
  AUGUST 1, 1999

    NET SALES

    Consolidated net sales for the third quarter of fiscal 2000 were $42.6 million, compared to net sales of $42.8 million for the third quarter of fiscal 1999. Net sales for the Automotive Products Division in the third quarter of fiscal 2000 increased 10.1% to $32.4 million from $29.4 million in the third quarter of fiscal 1999 primarily due to increased initiator unit shipments partially offset by lower contractual prices. Net sales for the Aerospace Division in the third quarter of fiscal 2000 decreased 23.6% to $10.2 million from $13.4 million in the third quarter of fiscal 1999 primarily due to lower shipments of bomb racks and products used on several tactical missile programs.

    GROSS PROFIT

    Consolidated gross profit for the third quarter of fiscal 2000 was $8.0 million, compared to gross profit of $10.2 million for the third quarter of fiscal 1999. Gross profit for the Automotive Products Division in the third quarter of fiscal 2000 was $3.8 million, or 11.6% of division net sales, compared with gross profit for the third quarter of fiscal 1999 of $3.9 million, or 13.3% of division net sales. The decrease is primarily due to the April initiation incident at Hollister (see Legal Proceedings) and the manufacturing inefficiencies associated with the unanticipated accelerated micro gas generator ("MGG") automotive product line transfer to our Mesa facility with little disruptions to our customers. Gross profit for the Aerospace Division in the third quarter of fiscal 2000 was $4.3 million, or 41.9% of division net sales, compared with gross profit for the third quarter of fiscal 1999 of $6.3 million, or 46.7% of division net sales. The decrease is primarily due to product mix.

    OPERATING EXPENSES

    Consolidated operating expenses for the third quarter of fiscal 2000 were $4.4 million, compared with operating expenses of $3.9 million for the third quarter of fiscal 1999. Operating expenses for the Automotive Products Division for the third quarter of fiscal 2000 were $3.1 million, or 9.5% of division net sales, compared with operating expenses of $2.5 million, or 8.5% of division net sales, for the third quarter of fiscal 1999. The increase is primarily attributed to increased marketing and general and administrative costs related to staffing additions. Operating expenses for the Aerospace Division for the third quarter of fiscal 2000 were $1.3 million, or 12.5% of division net sales, compared with operating expenses of $1.4 million, or 10.7% of division net sales, for the third quarter of fiscal 1999. The increase as a percent of net sales was due to stable expenses on lower revenues.

    OTHER INCOME AND EXPENSE

    Interest expense was $5.1 million in the third quarter of fiscal 2000 compared to interest expense of $4.7 million for the third quarter of fiscal 1999. The increase of $0.4 million was due to increased borrowings on the Revolver and higher interest rates.

COMPARISON OF THE NINE MONTHS ENDED JULY 30, 2000 TO THE NINE MONTHS ENDED
  AUGUST 1, 1999

    NET SALES

    Consolidated net sales for the nine months ended July 30, 2000 were $129.0 million, compared to net sales of $122.9 million during the same period in fiscal 1999. Net sales for the Automotive Products Division for the first nine months of fiscal 2000 increased 8.2% to $99.3 million from $91.8 million during the comparable period in fiscal 1999 primarily due to increased initiator unit shipments partially offset by lower contractual prices. Net sales for the Aerospace Division for the first nine months of fiscal 2000 decreased 4.5% to $29.7 million from $31.1 million during the comparable period of fiscal 1999 primarily due to completion of a significant contract for bomb racks in 1999, offset in part by an increase in shipments of products used on several tactical missile programs.

    GROSS PROFIT

    Consolidated gross profit for the nine months ended July 30, 2000 was $24.2 million, compared to gross profit of $25.2 million for the same period of fiscal 1999. Gross profit for the Automotive Products Division for the first nine months of fiscal 2000 was $13.3 million, or 13.4% of division net sales, compared with gross profit for the comparable period of fiscal 1999 of $12.5 million, or 13.6% of division net sales. The decrease as a percent of net sales was due primarily to the impact of the accelerated MGG integration at Mesa, which offset improved gross margins at Moorpark. Gross profit for the Aerospace Division for the first nine months of fiscal 2000 was $10.9 million, or 36.4% of division net sales, compared with gross profit for the comparable period in fiscal 1999 of $12.7 million, or 40.7% of division net sales. The decrease is primarily due to product mix and lower volume.

    OPERATING EXPENSES

    Consolidated operating expenses for the nine months ended July 30, 2000 were $12.7 million, compared with operating expenses of $10.9 million for the comparable period of fiscal 1999. Operating expenses for the Automotive Products Division for the first nine months of fiscal 2000 were $8.7 million, or 8.8% of division net sales, compared with operating expenses of $6.5 million, or 7.1% of division net sales, for the comparable period of fiscal 1999. The increase is primarily attributable to increased marketing and general and administrative costs related to staffing additions. Operating expenses for the Aerospace Division for the first nine months of fiscal 2000 were $4.0 million, or 13.4% of division net sales, compared with operating expenses of $4.4 million, or 14.2% of division net sales, for the comparable period of fiscal 1999. The decrease is primarily attributed to a decrease in general and administrative expenses.

    OTHER INCOME AND EXPENSE

    Interest expense was $15.3 million for the first nine months of fiscal 2000 compared to interest expense of $11.6 million for the comparable period of fiscal 1999. The increase of $3.7 million was the result of increased debt outstanding resulting from the Company's Recapitalization in December 1998, higher average balances on the Revolver, and higher interest rates.

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

    The Revolving Credit Facility bears interest at the Banks Base Rate plus an applicable margin (an effective rate of 11.5% at July 30, 2000). The Company has the option of converting all or a portion of the balance outstanding under the Revolving Credit Facility to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.9% at July 30, 2000). The Senior Term Loan is a seven-year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 10.4% at July 30, 2000).

    The Company's principal sources of liquidity are cash flow from operations and borrowings under the Revolving Credit Facility. The Company's principal uses of cash are debt service requirements, capital expenditures, research and development and working capital.

    Working capital requirements have increased to service the Company's new long-term debt incurred in connection with the Recapitalization, to support increases in inventories, to pay fees and other costs in connection with various legal matters (see Part II, Item I, Legal Proceedings), and to finance the investment in new production equipment installed in fiscal 2000. As of July 30, 2000, the Company had $15.9 million outstanding under the Revolving Credit Facility. The total amount available under the Revolver at July 30, 2000 was $4.1 million subject to compliance with certain financial covenants. As of July 30, 2000, the Company was not in compliance with certain financial covenants contained in the New Credit Facility. On September 18, 2000, the Company entered into a Fourth Amendment and Waiver to the New Credit Facility pursuant to which, among other things, certain financial covenants were amended, the Company received a waiver for past non-compliance with its financial covenants and the Capital Call Agreement was terminated. In connection with amending the New Credit Facility on September 18, 2000, the Company and its controlling stockholder entered into a new capital call agreement (the "New Capital Call Agreement") with the Banks. The New Capital Call Agreement requires the controlling stockholder to make a capital contribution to the Company upon the occurrence of certain events. Upon receipt of any such contributions, the Company is obligated to repay outstanding term loans under the New Credit Facility and, in certain circumstances, satisfy its federal and state income tax obligations for fiscal year ending October 31, 2000.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    OSHA MATTERS. On September 1, 2000, an accidental explosion occurred at the Company's Moorpark facility. Two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") is conducting a post-incident and process safety management inspection. We do not expect to have the results of the inspection for several months. At this stage, it is not possible to predict or assess the likelihood of an unfavorable outcome.

    On April 24, 2000, an accidental initiation incident occurred at the premises leased by the Company from McCormick Selph, Inc. ("MSI") in Hollister, California for the Company's microgas generator ("MGG") production line, which it acquired from MSI in July 1999. The incident resulted in the death of one Company employee. Cal-OSHA is conducting a post-incident and process safety management inspection. We do not expect to have the results of that inspection until later this year. The Bureau of Alcohol, Tobacco and Firearms also conducted a post-incident inspection, which it concluded on or about April 26, 2000. Prior to the April 24th incident, the Company had intended to move its operation in Hollister to its Mesa, Arizona facility. Following the incident, the Company moved its MGG production to Mesa and ceased operations at the Hollister facility.

    At this stage, it is not possible to predict the amount of potential liabilities associated with these matters, which could result in civil and/or criminal liabilities and penalties, and could cause our defense operations to be suspended or debarred from military or government sales.

    On February 18, 1999, an accidental explosion occurred at the Company's former Newhall facility, resulting in the death of one Company employee. The Company and Cal-OSHA conducted an investigation and the cause of the accident was not determined. Production was suspended for several weeks. Operations at the Newhall facility ceased upon completion of the move to the Company's new Moorpark facility in July 1999. Cal-OSHA's investigation of the accident was concluded during the third fiscal quarter of 1999, resulting in the issuance on August 16, 1999, of citations for alleged safety violations and fines aggregating over $20,000. The Company appealed the citations and the case was settled for $12,655. The District Attorney's Office for Los Angeles County filed a misdemeanor complaint on February 17, 2000 alleging six violations of the California Labor Code. On September 1, 2000, the Company entered into a plea and sentencing agreement pursuant to which the pending case was resolved, the Company entered a nolo contendre plea to one misdemeanor violation, and paid a fine and made a charitable contribution in an aggregate amount of less than $30,000.

    OTHER LEGAL PROCEEDINGS. For information concerning other legal proceedings, including state and federal investigations of compliance with environmental and safety laws and regulations, a Department of Defense investigation of the Aerospace Division, and stockholder litigation, see the Company's annual report on Form 10-K405 for the fiscal year ended October 31, 1999. At this stage, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities associated with these matters, which could result in civil and/or criminal liabilities and penalties, including fines and remediation costs, and could cause our defense operations to be suspended or debarred from military or government sales.

ITEMS 2 THROUGH 5. OMITTED AS NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 27--Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SPECIAL DEVICES, INCORPORATED

Dated: September 18, 2000                                          /s/ THOMAS W. CRESANTE
                                                      ------------------------------------------------
                                                                     Thomas W. Cresante
                                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER, DIRECTOR

Dated: September 18, 2000                                           /s/ JOSEPH A. STROUD
                                                      ------------------------------------------------
                                                                      Joseph A. Stroud
                                                        EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                                           OFFICER, ASSISTANT SECRETARY, DIRECTOR