Form 10-K405
period 2000-10-31
SPECIAL DEVICES INC /DE
filed 2001-01-26
CIK 875525

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

                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19330

                            ------------------------

                         SPECIAL DEVICES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                                        95-3008754
     (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                      organization)

       14370 WHITE SAGE ROAD, MOORPARK, CALIFORNIA                         93021
         (Address of principal executive offices)                        (Zip Code)

                                 (805) 553-1200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   11 3/8% SENIOR SUBORDINATED NOTES DUE 2008

                            ------------------------

    Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of January 26, 2001, the number of outstanding shares of the Registrant's common stock was 3,712,764.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SPECIAL DEVICES, INCORPORATED
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                              PAGE
                                                                            --------
PART I
  Item 1.     Business....................................................      3
  Item 2.     Properties..................................................     11
  Item 3.     Legal Proceedings...........................................     11
  Item 4.     Submission of Matters to a Vote of Security Holders.........     13

PART II
  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................     14
  Item 6.     Selected Consolidated Financial Data........................     14
  Item 7.     Management's Discussion and Analysis of Financial Condition      15
              and Results of Operations...................................
  Item 7A.    Quantitative and Qualitative Disclosures about Market
              Risks.......................................................     21
  Item 8.     Financial Statements and Supplementary Data.................     21
  Item 9.     Changes in and Disagreements with Accountants on Accounting      21
              and Financial Disclosure....................................

PART III
  Item 10.    Directors and Executive Officers of the Registrant..........     22
  Item 11.    Executive Compensation......................................     27
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................     30
  Item 13.    Certain Relationships and Related Transactions..............     32

PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K....................................................     34

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

                                     PART I

ITEM 1. BUSINESS

    In this report, the "Company," "we," "us" and "our" refer to Special Devices, Incorporated and its wholly owned subsidiary Scot, Incorporated (Scot) through September 21, 2000 (the date we completed the divestiture of Scot), unless the context requires otherwise. The Company's fiscal year is November 1 through October 31. Unless otherwise noted, all references to years, such as "during 2000", means the Company's fiscal year.

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

    We have two divisions: an Automotive Products Division and an Aerospace Division. We believe that our Automotive Products Division is the world's largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use our product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers ("OEMs"). Our Aerospace Division supplies initiators and other advanced pyrotechnic products to aerospace companies. Those companies, in turn, use our products in a variety of applications including tactical missiles, weapons and launch vehicles.

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

    During the 1980s, increased defense spending and a broadening of our product lines allowed us to become a leading manufacturer of high-reliability initiators for weapons systems and safe-and-arm and arm-fire devices. By the end of the 1980s, the decline of the Cold War and rising budget deficits were placing downward pressure on defense spending. At the same time Congress passed legislation mandating the increased use of airbags in passenger cars and automotive OEMs were beginning to market the superior safety of cars equipped with airbags. As a result, we decided to maintain our aerospace business and aggressively penetrate the automotive market. In 1989, we signed a five-year contract to supply initiators to TRW, Inc., one of the leading manufacturers of automotive airbags. Through the 1990s, we gained additional airbag customers and established our position as a leading supplier of initiators and pyrotechnic devices to the world automotive and aerospace markets.

    To accommodate our growth, we constructed during 1998 and 1999 a new, state-of-the-art facility in Moorpark, California. We vacated our Newhall facility and relocated to Moorpark in 1999.

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

    In July 1999, we entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. ("MSI"), an affiliate of our controlling stockholder, pursuant to which the Company received certain assets and licensed the intellectual property comprising the micro gas generator ("MGG") automotive product line. MGG units are used by the automotive industry in seat belt pretensioner applications. The Contribution, License and Lease Agreement was amended and restated in September 2000 to convey all of MSI's rights to the intellectual property to the Company. The MGG product line was moved to our Mesa, Arizona facility during the second half of 2000.

    We completed the divestiture of Scot to an investor group on September 21, 2000 (the "Scot Divestiture"). Scot, located in Downers Grove, Illinois, manufactures mission critical and other pyrotechnic devices for the aerospace and defense industries.

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

    The Automotive Products division accounted for 78%, 75% and 79% of our net sales during fiscal years 2000, 1999 and 1998, respectively.

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

    In response to concerns over injuries caused by airbag deployment for out-of-position occupants (primarily children and infants), research is ongoing to develop "smart" airbag systems. The first generation of these systems, which deploys an airbag at lower forces, has been introduced. The next generation systems will have the ability to detect weight and position of the occupant. Most of these new systems have "dual chambers," each of which requires an initiator. Research and development is currently in process for rear seat airbag systems.

    Automotive airbag systems consist of six basic components: sensors, a diagnostic and firing module, an initiator (the product we manufacture), a combustion chamber, a gas generator and a specially treated fabric bag. Once the sensors detect an impact of sufficient severity, the diagnostic and firing module transmits an electrical charge to the initiator. The initiator then fires, igniting the gas generator in the combustion chamber that burns very rapidly, producing a gas that inflates the bag. The entire process takes approximately 40 milliseconds. The diagnostic module also tests the initiator each time the automobile is started.

PRODUCTS

    We believe we are the world's largest independent supplier of airbag initiators and micro gas generators. Initiators and micro gas generators are devices that receive a low-energy electrical signal from an electronic firing module and convert that signal to a high-energy output by a thermal reaction of compacted pyrotechnic materials. In the event of an automobile accident, airbag initiators activate inflators, which in turn inflate an airbag. Micro gas generators are initiators used in seat belt pretensioning devices, which take dangerous slack out of seat belts in the event of an accident.

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

CUSTOMERS

    Currently, the major domestic manufacturers of airbag inflators are Autoliv ASP Incorporated, TRW, BAICO (owned by Atlantic Research Corporation) and Inflation Systems Incorporated (owned by Takata), each of whom incorporates our initiators in certain of its airbag systems or sub-systems. Other companies have indicated that they may enter the domestic automotive airbag market and reportedly are working on the development of airbag systems. None of the current manufacturers produces all of the components of an airbag system although Autoliv has pursued a vertical integration strategy. Most components of the system are purchased from suppliers like us, and the manufacturers concentrate on the design, assembly, testing and qualification of the airbag systems.

    The major non-U.S. manufacturers of inflators which we sell our products to are TRW (Europe), Autoliv (Europe), Takata-Petal (Europe), Daicel Chemical Industries (Japan), Autoliv Nichiyu (Japan) and Takata (Japan).

    Customers providing more than 10% of our net sales for the year ended October 31, 2000 include TRW (32.8%), Autoliv (24.8%) and ARC (10.5%). The loss of any of these three customers would have a material adverse effect on the automotive segment of our business.

BACKLOG

    The majority of sales for the Automotive Products Division are achieved under long-term agreements specifying minimum customer requirements to be supplied by us during the term of the agreements. Purchase order releases are updated weekly by each customer and include "firm" shipping requirements for the next 8 to 16 weeks. The Automotive Products Division does not reflect an order in backlog until it has received a purchase order from a customer that specifies the quantity ordered and the delivery dates required. Since these orders are generally shipped within 12 to 16 weeks of receipt of the order, the amount of "firm" backlog for the Automotive Products Division at any given time is not indicative of sales levels expected to be achieved over the next 12-month period.

COMPETITORS

    There are two major suppliers of airbag initiators in the United States, the Company and OEA, Inc. (purchased by Autoliv in 2000). We believe we hold the largest share of the domestic airbag initiator market. In addition, we have identified four major suppliers of airbag initiators in Europe and one major supplier of initiators in Japan.

    Other companies may choose to enter the automotive initiator market in the future. However, a new entrant would need to achieve high sales volumes of relatively low-priced units in order to recover significant startup costs, including those relating to equipment outlays. In addition, each automotive initiator platform must pass numerous tests established by automobile OEM's and airbag system manufacturers. These testing phases typically take approximately 12 to 18 months to complete and are very expensive. We believe a new entrant would require many years and significant up-front expenditures to replicate the qualification and testing required to successfully market the mix of products that we offer.

SALES AND MARKETING

    The Automotive Products Division's management, engineers and personnel maintain close contact with each customer and monitor developments in the automotive industry and safety restraint markets. Recent efforts have focused on the status of products such as side and rear seat airbag systems, seat belt pretensioners and "smart" airbag systems.

    For new programs, the Automotive Products Division generally receives a request for quote from its customers. Program management handles high volume production quotes. Contract management handles spot buys and prototype production quotes. We respond to customer inquiries with price quotes, configuration confirmation and prospective shipping dates. Lot acceptance testing results are available upon request for confirmed orders. When supplied with specific performance parameters, performance data is also supplied to customers.

AEROSPACE DIVISION

GENERAL

    Our Aerospace Division has been designing and manufacturing products for the aerospace industry for nearly 40 years. Its customers are primarily the U.S. Department of Defense and its prime contractors and subcontractors. The Aerospace Division's products include initiators and devices that incorporate these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and safe-and-arm and arm-fire devices. Our wholly owned subsidiary, Scot, which was sold in September 2000, designed and manufactured devices for launch vehicles and aircraft egress applications as well as sophisticated test products such as parachute release and oxygen mask testers.

    The Aerospace Division accounted for 22%, 25% and 21% of our consolidated net sales during the years ended October 31, 2000, 1999 and 1998, respectively. Excluding the sales of Scot, the Aerospace Division, accounted for 15%, 13% and 12% of our consolidated net sales during the years ended October 31, 2000, 1999 and 1998, respectively.

INDUSTRY OVERVIEW

    The aerospace market is comprised of a large number of companies that manufacture a wide variety of products and provide a diverse group of services. The Aerospace Division has focused its efforts primarily on the design, development and manufacture of highly reliable ordnance and pyrotechnic products incorporated in tactical missiles, weapons and launch vehicles.

PRODUCTS

    The Aerospace Division has manufactured and qualified over 450 different devices for use on various tactical missile and launch vehicle platforms over the last forty years. These devices are critical components on the platforms they serve. While the Company's products represent a small fraction of the cost of the assets they support, the cost of failure is typically high, which drives customers to high-quality, high-reliability suppliers, such as us. The Company's products generally fall into one of three categories: safe-and-arm and arm-fire devices, initiators and other pyrotechnic devices. In its simplest form, a safe-and-arm device prevents a rocket motor from being fired accidentally and, when commanded to do so, ignites the rocket motor in a very reliable manner. Initiators and the devices that incorporate them are used to ignite larger pyrotechnic systems, including rocket motors, and to activate mechanical devices, such as valves and directional fins. In addition to safe-and-arm devices, arm-fire devices and initiators, we sell a variety of other pyrotechnic components and subassemblies. Among these products are items such as explosive bolts, separation nuts and bolt cutters.

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

CUSTOMERS

    The end user of the Aerospace Division's products is generally the U.S. Department of Defense. In most cases, we are a subcontractor to the prime contractor or other subcontractor.

    The current trend of the Aerospace Division's customers is to reduce their supplier base to a few proven, reliable sources. During the past several years, such determinations have been made based on historical performance, audits and an analysis of the future viability of the supplier. We expect to continue as a supplier to our current customers.

    No program of the Aerospace Division accounted for more than 10% of our consolidated net sales during any of the three years ended October 31, 2000.

BACKLOG

    The Aerospace Division's backlog was $25.1 million at October 31, 2000, compared to $30.3 million (excluding $13.4 million attributable to Scot) at October 31, 1999. Backlog includes the remaining contract amount for units yet to be shipped for signed contracts (excluding renewals or extensions that are at the discretion of the customer) or contract award notifications with firm delivery dates and prices. Backlog is calculated without regard to possible adjustments for scope change or potential cancellations until such changes or cancellations occur. Of the total Aerospace Division backlog at October 31, 2000, we expect that approximately $10.6 million will be delivered beyond fiscal 2001.

COMPETITORS

    During the bid process for the initial contract for a program, the Aerospace Division competes with several firms, some with greater financial resources than we have. Once the initial contract is awarded, contracts for additional quantities are generally entered into on a negotiated price basis and are not competitively bid.

    In recent years, the number of our competitors has decreased through both attrition and acquisitions by the remaining companies. We have identified five competitors in the aerospace pyrotechnic market, and we do not believe that any one company dominates the market.

SALES AND MARKETING

    Marketing efforts for the Aerospace Division are focused on identifying emerging new programs, that have long-term production potential and the prime contractors or subcontractors who are likely to receive contracts for such programs. We have a marketing team whose duties include identifying and pursuing new program opportunities, customers, potential teaming arrangements and new business development strategies.

    For new programs, the Aerospace Division generally receives a request for quotation from its customer. We respond to customer inquiries with quotations and extensive cost, technical and management proposals. In some cases, we will provide prototype hardware for the customer's evaluation prior to source selection. We believe that customers award contracts based upon the technical proposals submitted, which include design innovation, analysis and compliance with specifications, in addition to pricing.

    Many contracts with respect to the U.S. Department of Defense programs involving amounts in excess of $500,000 are subject to audit by the United States government. Most of our contracts with respect to the U.S. Department of Defense programs are subject to termination at the government's convenience.

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

    Products manufactured by the Aerospace Division also must meet rigorous standards and specifications for workmanship, process, raw materials, procedures and testing. Customers, and in some cases the U.S. Department of Defense as the end user, perform periodic quality audits of the manufacturing process. Certain customers and the U.S. Department of Defense maintain representatives at our facilities to monitor quality assurance.

RISK MANAGEMENT AND INSURANCE

    The drying, sifting, mixing and processing of pyrotechnic materials involves certain risks and potential liabilities. Our safety and health programs provide specialized training to employees working with pyrotechnic materials. Pyrotechnic chemicals generally are delivered to us and are stored in a non-volatile form. The pyrotechnic materials are then dried, sifted and blended in a separate building specially designed for these operations. Workstations are designed to shield employees from any accidental initiation incidents. Furthermore, our machines are designed so that an accidental initiation incident will be contained in a protective enclosure to minimize damage. For a discussion of accidental initiation incidents that occurred at the Company's former Hollister, California facility and its Moorpark facility on April 24, and September 1, 2000, respectively, see "Legal Proceedings." The Company has notified its insurance carriers that it intends to file a claim for damages resulting from the accidents.

    Transportation of pyrotechnic materials also involves certain risks and potential liabilities. For a discussion of an accidental initiation incident which occurred in February 1999 in connection with the transportation of pyrotechnic materials at our former Newhall facility, see "Legal Proceedings." The Company has filed a claim with its insurance carriers for damage to personal property, buildings, and business interruption resulting from the accident.

    We maintain a liability insurance program covering a number of risks. Our insurance program includes comprehensive general liability and products liability coverage in the amount of $100 million for the Aerospace Division and $102 million for the Automotive Products Division. We also have casualty and fire insurance with various coverage limits for damage to personal property and buildings, business interruption, earthquakes, boilers and machinery and automobile liability. Pollution liability is excluded from our comprehensive general liability insurance policy.

    We are engaged in a business that could expose us to possible claims for injury resulting from the failure of products sold by us, notably initiators for airbag systems. We received one product liability claim in 1999, but have been indemnified by Daimler Chrysler, who also is named in the complaint. Daimler Chrysler is vigorously defending the claim and is paying all costs associated with the defense. We maintain product liability insurance coverage as described above. However, there can be no assurance that other claims will not arise in the future and that the proceeds of our insurance policies will be sufficient to pay future claims or that we will be able to maintain the same level of insurance.

GOVERNMENT REGULATION

    As a contractor and subcontractor of the U.S. Department of Defense, we are subject to various laws and regulations more restrictive than those applicable to non-government contractors. We are subject to periodic audits to confirm compliance with these laws. Violations can result in civil and/or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or contract renewals. As of the date hereof, we know of one pending preliminary inquiry regarding compliance with government policies by the Aerospace Division. See "Legal Proceedings."

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

    To date, our efforts to ensure compliance with applicable environmental laws have not had a material adverse effect on our financial condition, results of operations or competitive position. For a discussion of certain aspects of past compliance see "Legal Proceedings." Furthermore, although no assurances can be given, we do not believe that future compliance with existing environmental laws will have such a material adverse effect or require material expenditures in the future.

EMPLOYEES

    At October 31, 2000, we had approximately 720 full-time employees in Moorpark, California and approximately 523 full-time employees in Mesa, Arizona. None of our employees is represented by a collective bargaining unit. We consider our relationship with our employees to be good.

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

ITEM 2. PROPERTIES

    Our corporate headquarters are located in the City of Moorpark, in Ventura County, north of Los Angeles. The Moorpark facility, which was completed during 1999 and is owned by us, consists of six buildings that cover approximately 170,000 square feet. This facility is located on 280 acres of land and is used by both the Automotive Products Division and the Aerospace Division.

    We have an additional facility in Mesa, Arizona on approximately 21 acres of land used for our Automotive Products Division. The Mesa facility is owned by us and consists of several buildings aggregating approximately 60,000 square feet, including a second blending facility and an approximately 12,000-square-foot warehouse.

    Our former subsidiary, Scot, had manufacturing facilities and principal offices located in Downers Grove, Illinois that consisted of approximately 47,000 square feet of office and manufacturing facilities located on three and one-half acres that are owned by Scot. Scot also owned 29 acres of land in Ogden, Utah, on which Scot tests various products. We sold Scot in September 2000.

    We leased a portion of premises in Hollister, California from MSI for our MGG automotive product line. We relocated the MGG product line to our Mesa, Arizona facility during the second half of 2000 and terminated the lease in September 2000.

    In May 1997, we signed a seven-year lease for an approximate 25,000 square foot building in Moorpark, California, for the glass seal operation of the Automotive Products Division. Monthly rental expense as of October 31, 2000 was approximately $14,000. We discontinued glass seal operations in June 2000 and terminated this lease in November 2000 with no further obligation to the Company.

ITEM 3. LEGAL PROCEEDINGS

    OSHA INVESTIGATIONS. In February 1999, a Company employee was killed when an accidental initiation incident occurred at the Company's former Newhall facility. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") initiated an investigation of the accident, which concluded in August 1999. The investigation resulted in the issuance of citations for alleged safety violations and fines aggregating approximately $20,000. The Company appealed the citations and the case was settled for $12,655. The District Attorney's Office for Los Angeles County filed a misdemeanor complaint on February 17, 2000 alleging six violations of the California Labor Code. On September 1, 2000, the Company entered into a plea and sentencing agreement pursuant to which the pending case was resolved, the Company entered a nolo contendre plea to one misdemeanor violation, and paid a fine and made a charitable contribution in an aggregate amount of approximately $30,000.

    Two other Cal-OSHA investigations are pending. On April 24, 2000, an accidental initiation incident occurred at the premises leased by the Company from MSI in Hollister, California for the Company's MGG production line, which it acquired from MSI in July 1999. The incident resulted in the death of one Company employee. Prior to the April 24, 2000 incident, the Company had intended to move its MGG operations in Hollister to its Mesa, Arizona facility. Following the incident, the Company moved its MGG production to Mesa and ceased operations at the Hollister facility. Cal-OSHA conducted a post-incident and process safety management inspection, which resulted in the issuance on October 20, 2000 of citations for alleged safety violations and proposed fines aggregating over $250,000. The Company has appealed the citations. The appeal is pending. Because the accident resulted in a fatality, Cal-OSHA's Bureau of Investigation is required to conduct its own investigation to determine whether to refer the matter to the District Attorney's Office. At this point, given the limited information available regarding the Bureau of Investigation's inquiry, it is impossible to predict or assess the likelihood of an unfavorable outcome. On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility. Two employees were injured. Cal-OSHA is conducting a post-incident and process safety management inspection. We do not expect to have the results of the inspection until February 2001, and, thus, at this stage, it is not possible to predict or assess the likelihood of an unfavorable outcome. At this stage, it is not possible to predict the amount of potential liabilities associated with these pending Cal-OSHA matters, which could result in civil and/or criminal liabilities and penalties, and could cause the Company's defense operations to be suspended or debarred from military or government sales, which would materially and adversely affect our financial condition, results of operations and liquidity.

    ENVIRONMENTAL INVESTIGATION. In August 1999, representatives of the California Environmental Protection Agency ("Cal EPA") conducted an inspection of the Company's former Newhall facility. Following the inspection, Cal EPA issued a notice of violations indicating that there had been unauthorized burning and treatment of hazardous waste at the facility. In September 1999, a federal grand jury issued subpoenas requesting copies of documents relating to the handling of hazardous waste and hazardous materials at the Company's Newhall, Moorpark, and Mesa facilities, as well as copies of documents related to other health and safety issues. These state and federal investigations were concluded in early January 2001 when (1) the Company pled guilty to three counts of violation of Title 42, United States Code, Section 6928(d)(2)(A) for treating hazardous wastes without a permit and was sentenced to pay fines, community service amounts, and other assessments in an aggregate amount of approximately $1.5 million and to a term of probation of three years; and (2) agreed to pay civil penalties and related costs and expenses in an aggregate amount of approximately $0.6 million. These fines and penalties were accrued in the 2000 financial statements.

    STOCKHOLDER LITIGATION. Four purported stockholder class action lawsuits were filed in 1998 in the Delaware Court of Chancery challenging the Recapitalization. All four lawsuits were dismissed in 2000.

    DEFENSE CRIMINAL INVESTIGATIVE SERVICE INVESTIGATION. The Company's Aerospace Division is under investigation by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, Department of Defense. The DCIS instituted an investigation into allegations that the Company deviated from contractual requirements relating to the use of organic sealants. The Company disputes the government's interpretation of the contracts as precluding the use of such sealants in the manner in which they were used. This matter has been pending for approximately three years with no change in status over the past year. If the matter is referred to the U.S. Attorney's Office for possible prosecution, the U.S. Attorney has informed the Company that prior to taking any action, the Company will be given the opportunity to rebut the prospective charges and present its own evidence.

One potential consequence of criminal charges, if filed, is the possibility that the Company would be suspended from future military and federal government sales, and if convicted, debarred from such sales for a period of time, which would materially and adversely affect the Company's financial condition, results of operations and liquidity. At this point, given the limited attention the matter has received over the past year, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    As a result of the Recapitalization, our common equity is no longer traded publicly on the NASDAQ. See public filing form 15-12G dated January 19, 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected financial data of the Company as of and for each of the five years in the period ended October 31, 2000. The financial data for each of the two years in the period ended October 31, 2000 is derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for each of the three years in the period ended October 31, 1998 is also derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                 FOR THE YEARS ENDED OCTOBER 31
                                                      ----------------------------------------------------
                                                        2000       1999       1998       1997       1996
                                                      --------   --------   --------   --------   --------
                                                                         (IN THOUSANDS)
Statement of operations data:
Net sales:
  Automotive........................................  $131,970   $124,552   $135,235   $111,930   $80,235
  Aerospace.........................................    36,274     41,947     35,303     28,572    24,247
                                                      --------   --------   --------   --------   -------
    Total...........................................   168,244    166,499    170,538    140,502   104,482
Cost of sales:
  Automotive........................................   114,303    110,555    110,284     93,159    68,513
  Aerospace.........................................    23,510     25,169     21,326     19,394    15,815
                                                      --------   --------   --------   --------   -------
    Total...........................................   137,813    135,724    131,610    112,553    84,328
Gross profit:
  Automotive........................................    17,667     13,997     24,951     18,771    11,722
  Aerospace.........................................    12,764     16,778     13,977      9,178     8,432
                                                      --------   --------   --------   --------   -------
    Total...........................................    30,431     30,775     38,928     27,949    20,154
Operating expenses:
  Automotive........................................    12,230      9,970      6,459      5,123     3,477
  Aerospace.........................................     5,177      6,992      6,564      5,599     4,633
  Environmental and other investigation costs.......     2,067     11,117         --         --        --
                                                      --------   --------   --------   --------   -------
    Total...........................................    19,474     28,079     13,023     10,722     8,110
Earnings (loss) from operations:
  Automotive........................................     5,437      4,027     18,492     13,648     8,245
  Aerospace.........................................     7,587      9,786      7,413      3,579     3,799
  Corporate.........................................    (2,067)   (11,117)        --         --        --
                                                      --------   --------   --------   --------   -------
    Total...........................................    10,957      2,696     25,905     17,227    12,044
Other income (expense):
  Gain on sale of subsidiary........................    42,676         --         --         --        --
  Other (expense) income, net.......................   (21,233)   (33,570)       (48)       111       129
                                                      --------   --------   --------   --------   -------
    Total...........................................    21,443    (33,570)       (48)       111       129
Earnings (loss) before income taxes.................    32,400    (30,874)    25,857     17,338    12,173
Income tax provision (benefit)......................    13,981    (10,608)    10,410      6,660     4,725
                                                      --------   --------   --------   --------   -------
Net earnings (loss).................................  $ 18,419   $(20,266)  $ 15,447   $ 10,678   $ 7,448
                                                      ========   ========   ========   ========   =======
EBITDA(1)...........................................  $ 26,220   $ 16,370   $ 34,400   $ 23,600   $17,400

--------------------------

(1) EBITDA is the sum of earnings before income taxes, interest, depreciation and amortization expense, gains on sales of assets, and fines relating to the Cal EPA investigation (See "Legal Proceedings"). EBITDA is presented because the Company believes that it is a widely accepted financial indicator of a company's ability to service indebtedness.

                                                                        OCTOBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance Sheet Data:
  Current assets............................................  $ 49,063   $54,772    $ 39,179
  Total assets..............................................  $139,837   $155,150   $124,619
  Current liabilities.......................................  $ 52,876   $44,570    $ 23,508
  Long-term debt, less current portion......................  $125,618   $168,600   $    416
  Stockholders' equity (deficit)............................  $(74,514)  $(88,531)  $ 97,280

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

    The following table is derived from the Company's statement of operations data and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

                                                                   FOR THE YEARS ENDED
                                                                        OCTOBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Automotive Products Division
  Net sales.................................................   100.0%     100.0%     100.0%
  Cost of sales.............................................    86.6       88.8       81.5
                                                               -----      -----      -----
  Gross profit..............................................    13.4       11.2       18.5
  Operating expenses........................................     9.3        8.0        4.8
                                                               -----      -----      -----
  Earnings from operations..................................     4.1%       3.2%      13.7%
                                                               =====      =====      =====
Aerospace Division
  Net sales.................................................   100.0%     100.0%     100.0%
  Cost of sales.............................................    64.8       60.0       60.4
                                                               -----      -----      -----
  Gross profit..............................................    35.2       40.0       39.6
  Operating expenses........................................    14.3       16.7       18.6
                                                               -----      -----      -----
  Earnings from operations..................................    20.9%      23.3%      21.0%
                                                               =====      =====      =====

2000 COMPARED TO 1999

NET SALES

    Consolidated net sales for 2000 were $168.2 million, compared to consolidated net sales of $166.5 million for 1999. Net sales for the Automotive Products Division in 2000 increased 6.0% to $132.0 million from $124.6 million in 1999 primarily due to increased initiator unit shipments partially offset by lower prices. Net sales for the Aerospace Division in 2000 decreased 13.5% to $36.3 million from $41.9 million in 1999 primarily due to completion of a significant contract for bomb racks in 1999 and the sale of Scot in September 2000, offset in part by an increase in shipments of products used on several tactical missile programs. Net sales for the Aerospace Division (excluding sales of Scot in both years), increased by $5.3 million or 29.1% to $23.5 million in 2000 from $18.2 million in 1999.

GROSS PROFIT

    Consolidated gross profit for 2000 was $30.4 million, compared with consolidated gross profit for 1999 of $30.8 million. Gross profit for the Automotive Products Division for 2000 was $17.7 million, or 13.4% of division net sales, compared with gross profit for 1999 of $14.0 million, or 11.2% of division net sales. The increase in gross profit for the Automotive Products Division was due to increased unit shipments and successful cost reduction efforts in Moorpark, partially offset by the manufacturing inefficiencies associated with the accelerated transfer of the MGG product line to our Mesa, Arizona facility as a result of the April 24, 2000 accidental initiation incident at the facility we leased in Hollister, California. See "Legal Proceedings".

    Gross profit for the Aerospace Division for 2000 was $12.8 million, or 35.2% of division net sales, compared with gross profit for 1999 of $16.8 million, or 40.0% of division net sales. The decrease in gross profit of $4.0 million was due to product mix (higher percentage of sales of products with lower gross margins than in 1999), lower volume and the sale of Scot in September 2000. Gross profit for the Aerospace Division (excluding the gross profit on Scot in both years), increased $1.6 million or 32.7% to $6.5 million in 2000 from $4.9 million in 1999.

OPERATING EXPENSES

    Consolidated operating expense for 2000 was $17.4 million, compared with consolidated operating expense for 1999 of $17.0 million (excluding expenses related to environmental and other investigations in both years), an increase of $0.4 million or 2.6%. Operating expenses for the Automotive Products Division for 2000 were $12.2 million, or 9.3% of division net sales, compared with operating expenses for 1999 of $10.0 million, or 8.0% of division net sales. The increase is primarily attributable to increased marketing and general and administrative costs related to staffing additions.

    Operating expenses for the Aerospace Division for 2000 were $5.2 million, or 14.3% of division net sales, compared with operating expenses for 1999 of $7.0 million, or 16.7% of division net sales. The decrease in operating expenses of $1.8 million was due primarily to a decrease in general and administrative expenses including performance bonuses and the sale of Scot in September 2000. Operating expenses for the Aerospace Division (excluding operating expenses for Scot in both years), decreased $0.1 million or 4.5% to $2.1 million in 2000 from $2.2 million in 1999.

EXPENSES RELATED TO GOVERNMENT INVESTIGATIONS

    There were $2.1 million in expenses related to the settlement of the Cal EPA investigation in 2000 compared with $11.1 million of legal, consulting and other costs incurred during 1999. See "Legal Proceedings."

OTHER INCOME AND EXPENSE

    Net interest expense for 2000 was $20.3 million, compared with 1999 net interest expense of $16.6 million. The increase of $3.7 million or 22.1% was the result of an increase in average debt outstanding as well as higher interest rates during 2000. The Company recorded a gain on the divestiture of its wholly owned subsidiary, Scot, of $42.7 million in September 2000. There were no such gains in 1999. Other expenses were $1.0 million in 2000 compared with $17.0 million in 1999. Most of the expense in both years was due to certain costs and management fees incurred in connection with the Recapitalization.

1999 COMPARED TO 1998

NET SALES

    Consolidated net sales for 1999 were $166.5 million, compared to consolidated net sales of $170.5 million for 1998. Net sales for the Automotive Products Division in 1999 decreased 7.9% to $124.6 million from $135.2 million in 1998 primarily due to lost volume resulting from the February 1999 accidental initiation incident in Newhall, contractual price decreases, and the inability to offset these price decreases with increased initiator unit production due to the disruptions caused by the accident and loss of approvals by our customers to move certain manufacturing operations from Newhall to Moorpark. Net sales for the Aerospace Division in 1999 increased 18.8% to $41.9 million from $35.3 million in 1998 primarily due to increased shipments of products used on several missile programs and deliveries related to bomb ejector programs.

GROSS PROFIT

    Consolidated gross profit for 1999 was $30.8 million, compared with consolidated gross profit for 1998 of $38.9 million, a decrease of $8.1 million or 20.9%. Gross profit for the Automotive Products Division for 1999 was $14.0 million, or 11.2% of division net sales, compared with gross profit for 1998 of $25.0 million, or 18.5% of division net sales. The decrease in gross profit for the Automotive Products Division was due to unit price concessions made to the Company's leading automotive customers, the inefficiencies inherent during the six months required to move certain manufacturing operations from Newhall to Moorpark, approximately $2.3 million in adjustments to inventory and certain receivables, and the disruptions associated with the internal investigation and compliance audit in connection with the Cal EPA and other investigations in the fourth quarter of 1999. See "Legal Proceedings."

    Gross profit for the Aerospace Division for 1999 was $16.8 million, or 40.0% of division net sales, compared with gross profit for 1998 of $14.0 million, or 39.6% of division net sales. The increase in gross profit of $2.8 million was due to increased net sales during 1999, while the increase in gross profit as a percentage of division sales was due to changes in product mix.

OPERATING EXPENSES

    Consolidated operating expense for 1999 (excluding expenses related to environmental and other investigations) was $17.0 million, compared with consolidated operating expense for 1998 of $13.0 million, an increase of $4.0 million or 30.2%. Operating expenses for the Automotive Products Division for 1999 were $10.0 million, or 8.0% of division net sales, compared with operating expenses for 1998 of $6.5 million, or 4.8% of division net sales. The increase in operating expenses for the Automotive Products Division on both an absolute and percentage basis was due to redundant costs incurred during the Moorpark move as well as increased marketing and general and administrative costs related to staffing additions.

    Operating expenses for the Aerospace Division for 1999 were $7.0 million, or 16.7% of division net sales, compared with operating expenses for 1998 of $6.6 million, or 18.6% of division net sales. The increase in operating expenses of $0.4 million was due primarily to increases in performance bonuses, although operating expenses as a percentage of division net sales decreased due to the absorption of relatively stable general and administrative expenses over greater net sales.

EXPENSES RELATED TO GOVERNMENT INVESTIGATIONS

    Expenses related to the Cal EPA and other investigations were $11.1 million in 1999, while no such expenses were incurred in 1998. The $11.1 million represents legal, consulting and other related costs incurred during the fourth quarter of 1999 as well as an allowance for estimated costs in connection with this matter. See "Legal Proceedings."

OTHER INCOME AND EXPENSE

    Interest expense for 1999 was $16.6 million, compared with 1998 interest expense of $0.2 million. The increase was the result of increased debt outstanding resulting from the Recapitalization. Other expenses of $17.0 million in 1999 were due to certain costs and management fees incurred in connection with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    The Recapitalization in 1999 had a substantial impact on the Company's capital structure. The recapitalized Company is significantly more highly leveraged and, accordingly, the Recapitalization resulted in substantial changes to the Company's debt-to-equity ratio and its debt service requirements.

    As part of the Recapitalization, the Company entered into a credit facility (the "Credit Facility") with a syndicate of banks (the "Banks") which consists of a $25.0 million revolving credit facility (the "Revolver") and a $70.0 million senior term loan (the "Senior Term Loan"). The Senior Term Loan was fully drawn at the closing date of the Recapitalization. In addition, as part of the Recapitalization, the Company issued $100.0 million of 11 3/8% Senior Subordinated Notes due 2008 (the "Notes").

    The Revolver bears interest at the Banks Base Rate plus an applicable margin (an effective rate of 11.5% at October 31, 2000). The Company has the option of converting all or a portion of the balance outstanding under the Revolver to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.7% at October 31, 2000). The Senior Term Loan is a seven-year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 10.2% at October 31, 2000).

    The Company's principal sources of liquidity are cash flow from operations and borrowings under the Revolver, and, in fiscal 2000, proceeds from the divestiture by the Company of its wholly owned subsidiary, Scot. The Company's principal uses of cash are debt service requirements, capital expenditures and working capital.

    Working capital requirements have increased in 2000 compared to 1999 to service the Company's long-term debt, to support increases in inventories, to pay fees and other costs in connection with various legal matters (see "Legal Proceedings"), and to pay income taxes related to the gain on the divestiture of Scot in September 2000. As of October 31, 2000, the Company had $4.4 million outstanding under the Revolver. The total amount available under the Revolver at October 31, 2000 was $4.1 million (in addition to $11.5 million reserved to satisfy income taxes payable for the year ended October 31, 2000).

    The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, repurchase or redemption of stock from stockholders, and various financial covenants, including covenants requiring the maintenance of minimum interest coverage, maximum debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratios, and minimum consolidated EBITDA.

    As of April 30, 2000, the Company was not in compliance with the Leverage Ratio covenant. On June 13, 2000, the Company entered into a Third Amendment and Waiver to the Credit Facility pursuant to which certain financial covenants were amended and the Company received a waiver for non-compliance of the Leverage Ratio for the period.

    As of July 30, 2000, the Company was not in compliance with certain financial covenants contained in the Credit Facility. On September 18, 2000, the Company entered into a Fourth Amendment and Waiver to the Credit Facility pursuant to which, among other things, the divestiture of Scot was approved, certain financial covenants were amended and the Company received a waiver for past non-compliance with its financial covenants. The Company repaid borrowings of $38.0 million under the Senior Term Loan and $11.5 million under the Revolver from the proceeds of the Scot divestiture.

    On December 14, 2000, the Company notified the Banks that it had reached settlement with federal and state authorities in connection with the Cal EPA investigation. See "Legal Proceedings". On January 12, 2001, the Company entered into a Fifth Amendment and Waiver to the Credit Facility pursuant to which an additional $2.5 million in availability under the Revolver was provided by the Banks to pay criminal and civil fines and other fees and expenses related to these matters, and certain financial covenants were amended.

    Substantially all of the Company's assets are pledged as collateral under the Credit Facility. As required under the terms of the Credit Facility, effective March 16, 1999, the Company entered into an interest rate protection agreement. The terms of the agreement relate to the notional amount of $35.0 million of the total $70.0 million original principal amount. This agreement set the rate at 5.42% plus 175 basis points, requiring quarterly interest payments starting June 17, 1999 through March 17, 2001.

    Our ability to make scheduled payments of principal on, or to pay the interest on, or to refinance, our debt, or to fund planned capital expenditures, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. While management believes that we will be able to meet our liquidity needs, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Revolver in an amount sufficient to enable us to service our debt, or to fund our other liquidity needs.

CAPITAL CALL AGREEMENT

    In connection with a previous amendment to the Credit Facility on January 26, 2000, the Company and its controlling stockholder entered into a capital call agreement (the "Capital Call Agreement") with the Banks.

    On September 18, 2000, in connection with the Fourth Amendment and Waiver, the Capital Call Agreement was terminated, and the Company and its controlling stockholder entered into a new capital call agreement (the "New Capital Call Agreement") with the Banks. The New Capital Call Agreement requires the controlling stockholder to make a capital contribution to the Company upon the occurrence of certain events. Upon receipt of any such contributions, the Company is obligated to repay outstanding term loans under the Credit Facility and, in certain circumstances, satisfy its federal and state income tax obligations for the year ended October 31, 2000.

EQUITY OFFERING

    In addition to the commitments contained in the New Capital Call Agreement, the Company has reached an agreement with its controlling stockholder to provide a minimum of $2.5 million of equity capital to the Company, subject to the subscription rights of certain other stockholders of the Company to participate in the offering. Closing is anticipated on or before February 28, 2001. Proceeds are expected to be used for general corporate purposes.

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

ACCOUNTING DEVELOPMENTS

COMPREHENSIVE INCOME

    On November 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board (the "FASB"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. There is no difference between the net earnings (loss) and comprehensive income (loss) for the Company for the years ended October 31, 2000 and 1999.

STARTUP ACTIVITIES

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Startup Activities." This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 in the first quarter of 2000 and determined that the impact on its financial statements was immaterial.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137 in June 1999 which deferred the effective date of SFAS No. 133 until the first quarter of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on the Company's financial reporting.

REVENUE RECOGNITION

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. The Company will adopt SAB 101 in the fourth quarter of 2001 and does not expect such adoption to have a material impact on the financial position or results of operations of the Company.

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

    In March 1999, as required under the Credit Facility, the Company entered into an interest rate swap agreement with the agent under the Credit Facility. Under the swap agreement, which is in the notional principal amount of $35 million, the Company is required to pay a fixed rate of 5.42% to the agent on each March 17, June 17, September 17 and December 17, commencing on June 17, 1999. On those same dates, the Company will receive a floating-rate payment from the agent based on the three-month LIBOR rate. The swap agreement terminates on March 7, 2001.

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

    KPMG LLP's reports on the financial statements for the two most recent fiscal years ended October 31, 1998 and 1997 did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to audit scope or accounting principles. Furthermore, during the two most recent fiscal years and through August 27, 1999 (the date of dismissal), there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused that firm to make reference to the subject matter of such disagreements in connection with their reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position of each of our directors and executive officers. All of our officers are elected annually and serve at the discretion of the Board of Directors.

NAME                               AGE                               POSITIONS
----                             --------   ------------------------------------------------------------
Dr. John F. Lehman.............     58      Chairman of the Board of Directors
Thomas W. Cresante.............     53      Director, President and Chief Executive Officer
George A. Sawyer...............     69      Director, Secretary
Joseph A. Stroud...............     45      Director, Executive Vice President, Assistant Secretary
M. Steven Alexander............     44      Director
Oliver C. Boileau, Jr..........     73      Director
Randy H. Brinkley..............     56      Director
Donald Glickman................     67      Director
William Paul...................     64      Director
Thomas G. Pownall..............     79      Director
Donald C. Campion..............     52      Executive Vice President and Chief Financial Officer
John J. Walsh..................     42      Executive Vice President and Chief Operating Officer
Andrew G. Bonas................     40      Vice President--Aerospace Division
Nicholas J. Bruge..............     37      Vice President--General Manager, Mesa
Patrick J. Carroll.............     57      Vice President--Advanced Product Development
Thomas R. Cessario.............     46      Vice President--Environmental, Health and Safety
Herbert G. Chick...............     57      Vice President--Finance
Alan S. Fabian.................     50      Vice President--Cont. Improvement and Cost Reduction
                                            Programs
Robert Sepulveda...............     47      Vice President--General Manager, Moorpark Automotive

    DR. JOHN F. LEHMAN, who became a director of the Company upon consummation of the Recapitalization and Chairman of the Company in June 1999, is a Managing General Partner of J.F. Lehman and Company. Prior to founding J.F. Lehman & Company, Dr. Lehman was an investment banker with PaineWebber Incorporated and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency.
Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc., and is a member of the Board of Directors of Elgar Holdings, Inc., Ball Corporation, ISO Inc. and Burke Industries, Inc. and is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a Trustee of LaSalle College High School.

    THOMAS W. CRESANTE became a director, President and Chief Executive Officer of the Company in October 1999. Prior to joining the Company, Mr. Cresante was general manager with ITT Hancock Hardware Division from 1984 through 1987, at which time he was named Vice President of Manufacturing for its Hardware and Seating Division. Mr. Cresante joined TRW Inflatable Restraints Division in 1990 as the Vice President of Operations. During his tenure with TRW, two of his startup facilities were named as "10 Best Plants in the U.S." by Industry Week Magazine. In early 1996, Mr. Cresante joined Allied Signal Aerospace as the Vice President of Operations and later that year was named President of Allied Signal Safety Restraints Systems. Mr. Cresante returned to Arizona in 1997 as the Executive Vice President and Chief Operating Officer for Safety Components International, Inc.

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

    JOSEPH A. STROUD, is currently a director and Executive Vice President of the Company and also served as interim Chief Financial Officer from June 1999 to October 2000. Mr. Stroud is a General Partner of J.F. Lehman & Company.
Mr. Stroud has been affiliated with J.F. Lehman & Company since 1992 and formally joined the firm in 1996. Prior to joining J.F. Lehman & Company, Mr. Stroud was the Chief Financial Officer of Sperry Marine Inc. from 1993 until Litton Industries, Inc. purchased the company in 1996. From 1989 to 1993,
Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is currently a director of Elgar Holdings, Inc. and Burke
Industries, Inc.

    M. STEVEN ALEXANDER became a director of the Company in April 2000. Currently, Mr. Alexander is President of Paribas Principal Incorporated (a licensed small business investment company for U.S. investments owned by BNP Paribas) and the co-head of the Merchant Banking Group and the head of Equity Co-investments for North America for BNP Paribas. Prior to his current position at BNP Paribas, Mr. Alexander was head of the national Merchant Banking Group at Paribas for the last five years. Mr. Alexander currently serves on the Board of Directors of U.S. Healthworks, Inc. and Atlantic Coast Fire Protection, Inc.

    OLIVER C. BOILEAU, JR. became a director of the Company upon consummation of the Recapitalization. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. In 1980, he joined General Dynamics Corporation as President and a member of the Board of Directors. In January 1988, Mr. Boileau was promoted to Vice-Chairman. He retired from General Dynamics in May 1988. Mr. Boileau joined Northrop Grumman Corporation in December 1989 as President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. He is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University and the Massachusetts Institute of Technology; and the National Security Advisory Panel of Sandia National Laboratories.
Mr. Boileau is also director of Burke Industries, Inc., Elgar Holdings, Inc., United States Marine Repair and Forever Enterprises.

    RANDY H. BRINKLEY became a director of the Company in September 1999. Currently, Mr. Brinkley serves as a Senior Vice President of Programs for Boeing Satellite Systems Inc., the world's largest manufacturer of commercial communication satellites. Before joining Hughes Space and Communications Company (acquired by Boeing in October 2000) in 1999, Mr. Brinkley spent seven years as a senior executive at the National Aeronautics and Space Administration, including positions as Program Manager for the International Space Station and Mission Director of the Hubble Space Telescope repair mission. From 1990 to 1992, Mr. Brinkley managed research and development activities for advanced aircraft systems and technologies at the McDonnell Douglas Corporation. Prior thereto, Mr. Brinkley served in the U.S. Marine Corps for 25 years before retiring as a Colonel.

    DONALD GLICKMAN, who became a director of the Company upon consummation of the Recapitalization, is a Managing General Partner of J.F. Lehman & Company. Prior to joining J.F. Lehman & Company, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored calvary officer in the Seventh U.S. Army. Mr. Glickman is currently Chairman of Elgar Holdings, Inc. and a director of the MacNeal-Schwendler Corporation, General Aluminum Corporation, Monroe Muffler Brake, Inc. and Burke Industries, Inc. He is also a trustee of MassMutual Corporate Investors, MassMutual Participation Investors and Wolf Trap Foundation for the Performing Arts.

    WILLIAM PAUL became a director of the Company upon consummation of the Recapitalization. Mr. Paul began his career with United Technologies Corporation ("UTC") at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky Aircraft, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed the Executive Vice President of UTC, Chairman of UTC's international operations and became a member of UTC's Management Executive Committee. Mr. Paul retired from these positions in 1997. Mr. Paul is also a director of Elgar
Holdings, Inc.

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

    DONALD C. CAMPION, Executive Vice President and Chief Financial Officer, is responsible for all matters relating to the Finance, Human Resources, Management Information Systems and Purchasing functions. Mr. Campion joined the Company in October 2000 in his current position. Prior to joining the Company, Mr. Campion was the Chief Financial Officer of two privately held tier one automotive suppliers: Oxford Automotive from 1997 to 1999 and Cambridge Industries from 1999 to 2000. Mr. Campion worked for General Motors from 1970 to 1997 including assignments as Chief Financial Officer of their Service Parts Operations from 1993 to 1996 and Senior Vice President and Chief Financial Officer of Delco Electronics from 1996 to 1997. Mr. Campion has a degree in Applied Mathematics and a Master of Business Administration from the University of Michigan.

    JOHN J. WALSH, Executive Vice President and Chief Operating Officer, is responsible for developing and implementing the Company's business strategy and is the corporate champion for the Company's lean manufacturing and Six Sigma programs. Mr. Walsh joined the Company in May 1999 as Vice President of Strategic Marketing and Programs and was promoted to his current position in May 2000. Prior to joining the Company, Mr. Walsh was the Director of Sales and Marketing, Aerospace from 1996 to 1999 and the Director of Aerospace, Defense and Specialty Products from 1994 to 1996 for The Ensign-Bickford Company.
Mr. Walsh worked as a Product Section Manager and a Business Development Manager from 1986 to 1993 for Thiokol Corporation. From 1977 to 1986, Mr. Walsh worked in various engineering roles for two different aerospace manufacturing firms. Mr. Walsh has a degree in Aeronautical and Astronautical Engineering from Purdue University and a Master of Business Administration from St. Joseph's University.

    ANDREW G. BONAS, Vice President--Aerospace Division, is responsible for managing the day-to-day operations of the Company's Aerospace Division.
Mr. Bonas joined the Company in April 1999 in his current position. Prior to joining the Company, Mr. Bonas worked in product design for TRW's Vehicle Safety Systems. Starting with TRW in 1988, Mr. Bonas worked as a New Product Team Leader, a Product Design and Development Engineering Manager and a Senior Engineer. From 1983 to 1988, Mr. Bonas worked in various engineering roles with two different manufacturing companies producing pyrotechnic devices. Mr. Bonas holds a degree in Mechanical Engineering from Pennsylvania State University and a Master of Business Administration from the University of Phoenix.

    NICHOLAS J. BRUGE, Vice President--General Manager, Mesa, is responsible for the day-to-day facility operations and general management of the Company's Mesa, Arizona facility. Mr. Bruge joined the Company in October 2000 in his current position. Mr. Bruge has fifteen years of automotive airbag and manufacturing start-ups and turnaround experience, including eight years with TRW Vehicle Safety Systems in various capacities. Mr. Bruge also has international experience including three years as Vice President of Operations, Satellite Facility for RSI Home Products. Mr. Bruge has a degree in Industrial Technology specializing in Automotive Technology from Arizona State University.

    PATRICK J. CARROLL, Vice President--Mr. Carroll joined the Company in 1999 as Vice President-General Manager, Hollister when the Company acquired the Micro Gas Generator product line. Prior to the acquisition, Mr. Carroll was a Corporate Vice President for Teledyne, and in 1998 concurrently served as the General Manager of Commercial Operations for McCormick Selph Ordnance Products, a business unit of Teledyne Ryan Aeronautical. Prior thereto, Mr. Carroll worked for FMC Corporation from 1967 to 1995, most recently as General Manager of the corporate lab. Mr. Carroll has a degree in Mechanical Engineering and Master of Mechanical Engineering from Pennsylvania State University and an Executive Master of Business Administration from Stanford University.

    THOMAS R. CESSARIO, Vice President--Environment, Health and Safety, is responsible for all matters regarding environmental, health and safety issues at the Company. Mr. Cessario joined the Company in November 1999 in his current position. Prior to joining the Company, Mr. Cessario was the Corporate Director of Safety, Health and Environment from 1997 to 1999 for Irex Construction Engineering Corporation. From 1992 to 1997, Mr. Cessario worked in a similar position with Rollins Environmental, Inc. Mr. Cessario worked as a Division Manager of Safety, Health and Environment from 1983 to 1992 for Thiokol Corporation. Mr. Cessario has Bachelor of Science from West Virginia University as well as a Master of Safety and Industrial Hygiene and a Master of Operations from Wilmington College.

    HERBERT G. CHICK, Vice President--Finance, is responsible for managing the day-to-day financial operations of the Company. Mr. Chick joined the Company in August 1999 in his current position. Prior to joining the Company, Mr. Chick was the Senior Vice President and Chief Financial Officer for the Passenger Systems division of Rockwell International Corporation from 1996 to 1999. Prior thereto, Mr. Chick worked as a self-employed consultant from 1993 to 1996. From 1986 to 1993, Mr. Chick held a variety of positions, including Chief Financial Officer, at a number of manufacturing firms. Mr. Chick has a degree in Aerospace Engineering from the Georgia Institute of Technology and a Master of Business Administration from University of California, Los Angeles.

    ALAN S. FABIAN, Vice President--Continuous Improvement and Cost Reduction Programs is responsible for all process improvement and cost reduction programs at the Company. Mr. Fabian joined the Company as a plant manager in 1995.
Mr. Fabian was appointed General Manager of the Company's Mesa, Arizona facility in 1997, Vice President in 1999 and to his current position in October 2000. Prior to joining the Company, Mr. Fabian was the Vice President of Operations from 1990 to 1995 for Power Convertibles Corporation. Mr. Fabian has a degree in Engineering from Oakland University and a Master of Industrial Engineering from Wayne State University.

    ROBERT SEPULVEDA, Vice President--General Manager, Moorpark Automotive, is responsible for the day-to-day facility operations and general management of the Company's Moorpark, California facility. Mr. Sepulveda joined the Company in May 2000 in his current position. Prior to joining the Company, Mr. Sepulveda worked as a self-employed manufacturing representative and consultant in the automotive and aerospace industries from 1998 to 2000. From 1989 to 1998, Mr. Sepulveda worked for TRW's Driverside Module Facility starting in materials management and ultimately serving as plant manager. Mr. Sepulveda worked as Materials Manager for Morton International, an airbag manufacturer, from 1987 to 1989 and as a Materials Supervisor for Williams International, an aerospace manufacturer from 1980 to 1987. Mr. Sepulveda has a degree in Business Management from Weber State University.

COMMITTEES OF THE BOARD OF DIRECTORS

    EXECUTIVE COMMITTEE. The Executive Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Paul and Cresante. The Executive Committee's main function is to expedite the decision-making process on certain matters.

    AUDIT COMMITTEE. The Audit Committee of the Board of Directors is comprised of Messrs. Paul, Glickman, Alexander and Boileau. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

    COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Stroud, Pownall and Cresante. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees and consultants to the Company, and oversees and administers certain of the Company's stock option plans.

    STOCK OPTION COMMITTEE. The Stock Option Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Stroud, and Pownall. The Stock Option Committee is responsible for the administration of the Company's 1991 and 1999 Stock Option Plans.

ITEM 11. EXECUTIVE COMPENSATION

    Compensation. Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company for 2000, 1999 and 1998, of those persons (collectively, the "Named Executive Officers") who were, during 2000, (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers receiving compensation of $100,000 or more from the Company or one of its subsidiaries.

                                                                              LONG-TERM
                                                             ANNUAL          COMPENSATION
                                                          COMPENSATION       ------------
                                                       -------------------    SECURITIES     ALL OTHER
                                                        SALARY     BONUS      UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                   YEAR       ($)        ($)        OPTIONS          ($)
---------------------------                 --------   --------   --------   ------------   ------------
Thomas W. Cresante........................    2000      335,927        --            --            750(2)
  President and Chief Executive               1999       32,934        --       111,200(1)          --
  Officer (October 1999 to date)              1998           --        --            --             --

John J. Walsh.............................    2000      183,750        --            --          1,938(2)
  Executive Vice President and Chief          1999       84,140        --        25,000(3)          --
  Operating Officer (May 2000 to date)        1998           --        --            --             --

Andrew G. Bonas...........................    2000      152,774        --            --          1,945(2)
  Vice President--Aerospace Division          1999       77,890        --        18,000(3)          --
  (April 1999 to date)                        1998           --        --            --             --

Patrick J. Carroll........................    2000      150,093        --            --          1,890(2)
  Vice President--Advanced Product            1999       40,987        --        20,000(1)          --
  Development (September 2000 to date)        1998           --        --            --             --

Thomas R. Cessario........................    2000      147,561    15,000         8,000(4)          --
  Vice President--Environment, Health &       1999           --        --            --             --
  Safety (November 1999 to date)              1998           --        --            --             --

Joseph A. Stroud..........................    2000      245,200        --            --             --
  Chief Financial Officer                     1999      127,504        --            --             --
  (June 1999 to October 2000)                 1998           --        --            --             --

Samuel Levin (6)..........................    2000      128,071        --            --        668,396(2)(6)
  President--Scot, Incorporated               1999      215,208   167,820            --        205,160(2)(5)
  (1992--December 1999)                       1998      206,766   437,901            --          4,000(2)

------------------------

(1) Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on October 12, 1999.

(2) Consists of matching contributions by the Company under its 401(k) plan, which was adopted in Fiscal 1994, and certain life insurance premiums.

(3) Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on June 23, 1999.

(4) Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on January 11, 2000.

(5) Includes the compensation component of the consideration paid for certain stock options in connection with the Recapitalization.

(6) Mr. Levin retired from his position in December 1999 and is now a consultant to the Company. "All Other Compensation" includes consulting fees and payments under a non-compete agreement. (See "Employment and Consulting Agreements.")

OPTIONS GRANTED IN 2000

    The following table summarizes options granted in 2000 to the Named Executive Officers:

                                                     NUMBER OF     % OF TOTAL
                                                     SECURITIES     OPTIONS
                                                     UNDERLYING    GRANTED TO    EXERCISE
                                                      OPTIONS     EMPLOYEES IN   PRICE PER   EXPIRATION
                       NAME                           GRANTED         2000         SHARE        DATE
                       ----                          ----------   ------------   ---------   ----------
Thomas R. Cessario.................................     8,000         28.6%       $50.00       1/11/10

AGGREGATE OPTION PURCHASES IN 2000 AND 2000 YEAR END OPTION VALUES

    The following table summarizes information with respect to all options held by the Named Executive Officers exercisable within 60 days of October 31, 2000:

                                                                    NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING        VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS       IN-THE-MONEY
                                 SHARES                            AT YEAR END       OPTIONS AT YEAR END
                               ACQUIRED ON                        EXERCISABLE/           EXERCISABLE/
NAME                            EXERCISE     VALUE REALIZED       UNEXERCISABLE        UNEXERCISABLE(1)
----                           -----------   ---------------   -------------------   --------------------
Thomas W. Cresante...........       0              $0           27,800/83,400           $0/$0
John J. Walsh................       0               0            6,250/18,750            0/0
Andrew G. Bonas..............       0               0            4,500/13,500            0/0
Patrick J. Carroll...........       0               0            5,000/15,000            0/0
Thomas R. Cessario...........       0               0            2,000/6,000             0/0
Joseph A. Stroud.............       0               0                0/0                 0/0
Samuel Levin.................       0               0              3,750/0               0/0

------------------------

(1) There is no public market for our Common Stock. The Company estimates the market value for its Common Stock is approximately $5.00 per share.

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

BENEFIT PLANS

    The Company also maintains various qualified and non-qualified benefit plans for its employees, including a 401(k) profit sharing plan. An insured deferred compensation plan for certain highly compensated employees, which was adopted in 1995, was terminated and all assets were distributed to participants in November 2000. The Company reserves the right to add, amend, change, tie off and/or terminate any or all qualified or nonqualified benefit plans at any time and to alter, amend, add to and/or restrict employee participation to the extent permitted by applicable federal or state law or regulation.

COMPENSATION OF DIRECTORS

    None of the directors of the Company who are employees of the Company receive any compensation directly for their service on the Board of Directors. All other directors receive $2,000 per meeting and $20,000 per annum for their services.

EMPLOYMENT AND CONSULTING AGREEMENTS

    THOMAS W. CRESANTE. On October 1, 1999, the Company entered into an employment agreement with Mr. Cresante. The employment agreement has an initial term of two years and provides for an automatic one-year renewal at the end of the initial term and each renewal term until terminated upon written notice. The Company will pay Mr. Cresante a base salary of $342,500 per year, subject to annual review by the Company's Board of Directors. In addition, Mr. Cresante is eligible to receive at least 60% of his annual base salary in bonus compensation based upon set performance standards. Pursuant to the employment agreement, Mr. Cresante is eligible to receive options to purchase up to 3% of the Company's Common Stock at an exercise price of $50.00 per share. Mr. Cresante was also required by the employment agreement to and did purchase 5,875 shares of the Company's Common Stock at a price of $34.00 per share on January 31, 2000. The employment agreement provides that the Company may terminate
Mr. Cresante's employment for cause (as defined in the employment agreement). If the Company terminates Mr. Cresante's employment other than for cause or disability, Mr. Cresante will be entitled to receive an amount equal to the balance payable under the employment agreement or twelve months salary, depending on when the agreement is terminated.

    SAMUEL LEVIN. Mr. Levin's employment agreement, pursuant to which he retired as President of Scot, our former subsidiary, on December 31, 1999, provides for a consulting term beginning on January 1, 2000 and ending on December 31, 2000. Mr. Levin received approximately $93,000 under this agreement in 2000. During 1999, Scot entered into a Noncompetition Agreement with
Mr. Levin, pursuant to which Mr. Levin has agreed not to compete with Scot or the Company until November 30, 2001. In consideration of Mr. Levin's agreement not to compete with Scot or the Company, Scot paid $570,000 to Mr. Levin on November 30, 1999. Both of these agreements were terminated by the Company in connection with the divestiture of Scot in September 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of October 31, 2000, ownership of the Company's Common Stock by (i) the stockholders known to us to be the beneficial owners of more than five percent of the outstanding shares of Common Stock,
(ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group:

                                                              NUMBER OF SHARES
                                                                BENEFICIALLY        PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                           OWNED(2)           OUTSTANDING(3)
---------------------------------------                       ----------------      ----------------
JFL Co-Invest Partners I, LP................................        1,173,499(4)          31.6%
  2001 Jefferson Davis Highway, Suite 607
  Arlington, Virginia 22202
J.F. Lehman & Company.......................................          735,294(4)(5)       19.8%
  450 Park Avenue
  New York, New York 10022
J.F. Lehman Equity Investors I, LP..........................          679,442(4)          18.3%
  2001 Jefferson Davis Highway, Suite 607
  Arlington, Virginia 22202
Neubauer Family Trust.......................................        1,096,522(6)          29.5%
  Ordnance Products, Inc.
  16207 Carmenita Rd.
  Cerritos, CA 90703
Paribas Principal Incorporated..............................          323,529              8.7%
  787 Seventh Avenue
  New York, New York 10019
Treinen Family Trust........................................          433,897(7)          11.7%
  10457 Laramie Ave.
  Chatsworth, CA 91311
Oliver C. Boileau, Jr.......................................               --(8)            --
M. Steven Alexander.........................................          323,529(9)           8.7%
John F. Lehman..............................................        2,588,235(4)(10)       69.7%
Donald Glickman.............................................        2,588,235(4)(10)       69.7%
George A. Sawyer............................................        2,588,235(4)(10)       69.7%
Joseph A. Stroud............................................        2,588,235(4)(10)       69.7%
William Paul................................................               --(11)           --
Thomas G. Pownall...........................................               --(12)           --
Thomas W. Cresante..........................................           33,675(13)            *
John J. Walsh...............................................            6,250(13)            *
Andrew G. Bonas.............................................            4,500(13)            *
Patrick J. Carroll..........................................            5,000(13)            *
Thomas R. Cessario..........................................            2,000(13)            *
Samuel Levin................................................            3,750(13)            *
Directors and Executive Officers as a Group.................        2,970,689             78.9%

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

 (3) Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of October 31, 2000. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of October 31, 2000 that is subject to options or warrants exercisable within 60 days of October 31, 2000 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

 (4) JFL Co-Invest Partners I, LP is a Delaware limited liability company that is an affiliate of J.F. Lehman Equity Investors I, LP and J.F. Lehman & Company. Each of Messrs. Lehman, Glickman, Sawyer and Stroud, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control JFL Co-Invest Partners I, LP, J.F. Lehman Equity Investors I, LP and J.F. Lehman & Company. J.F. Lehman Investors I, LP and J.F. Lehman & Company may be deemed to control the voting and disposition of the shares of the Common Stock owned by JFL Co-Invest Partners I, LP. Accordingly, for certain purposes,
     Messrs. Lehman, Glickman, Sawyer and Stroud may be deemed to be beneficial owners of the shares of Common Stock owned by JFL Co-Invest Partners I, LP.

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

 (8) Mr. Boileau is a member of a limited partnership of J.F. Lehman Equity Investors I, LP. The address for Mr. Boileau is 202 North Brentwood Boulevard, Apt. 3A, St. Louis, Missouri 63105.

 (9) As an affiliate of Paribas, Mr. Alexander may be deemed to control the shares of Common Stock owned by Paribas Principal Incorporated. Accordingly, Mr. Alexander may be deemed to be beneficial owner of the shares of Common Stock owned by Paribas Principal, Inc. reflected above. The address for Mr. Alexander is c/o Paribas Principal, Inc., 787 Seventh Avenue, New York, New York 10019.

 (10) The address of Messrs. Lehman, Glickman, Sawyer and Stroud is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.

 (11) Mr. Paul is a member of a limited partnership of J.F. Lehman Equity Investors I, LP. The address for Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611.

 (12) Mr. Pownall is a member of a limited partnership of J.F. Lehman Equity Investors I, LP and is on the investment advisory board of J.F. Lehman & Company. The address for Mr. Pownall is 1800 K Street, NW, Suite 724, Washington, D.C. 20006.

 (13) Includes options exercisable within 60 days of October 31, 2000 for 27,800, 6,250, 4,500, 5,000, 2,000 and 3,750 shares for Messrs. Cresante,
      Walsh, Bonas, Carroll, Cessario and Levin, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

    Upon consummation of the Recapitalization, the Company entered into a Stockholders Agreement with JFL Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Incorporated, the Treinen Family Trust and the Neubauer Family Trust (collectively, the "Stockholders") and J.F. Lehman & Company. Among other things, the Stockholders Agreement provides that each Stockholder will vote all of its Common Stock to elect as directors the 11 persons designated as directors by JFL Equity Investors I, LP and the one person designated as a director by Paribas Principal Incorporated. The Stockholders Agreement contains customary restrictions on transfer, rights of first offer, preemptive rights, tag-along and drag-along rights. The Stockholders Agreement will terminate upon the earlier of:

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

REGISTRATION RIGHTS AGREEMENT

    Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Incorporated, the Treinen Family Trust and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

MGG CONTRIBUTION, LICENSE AND LEASE

    In July 1999, the Company entered into a Contribution, License and Lease Agreement with MSI, an affiliate of our controlling stockholder, pursuant to which the Company received certain assets and licensed the intellectual property comprising the MGG automotive product line. MGG units are used by the automotive industry in seat belt pretensioner applications. Under the terms of the agreement, MSI licensed to the Company on a perpetual, non-exclusive basis, the intellectual property rights to produce MGG units, and leased to the Company the portion of the premises in Hollister, California where the tangible MGG assets were located. The Contribution, License and Lease Agreement was amended and restated in September 2000 to terminate the lease and convey all of MSI's rights to the intellectual property to the Company for consideration of $75,000. The MGG product line was moved to our Mesa, Arizona facility during the second half of 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

                                                                        PAGE
                                                                      --------
(a)(1)  FINANCIAL STATEMENTS
        Report of Independent Accountants...........................    F-1
        Independent Auditors' Report................................    F-2
        Consolidated Balance Sheets at October 31, 2000 and 1999....    F-3
        Consolidated Statements of Operations for each of the three
          years ended October 31, 2000..............................    F-4
        Consolidated Statements of Stockholders' Equity for each of
          the three years ended October 31, 2000....................    F-5
        Consolidated Statements of Cash Flows for each of the three
          years ended October 31, 2000..............................    F-6
        Notes to Consolidated Financial Statements..................    F-7

(a)(2)  FINANCIAL STATEMENT SCHEDULES
        All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the Consolidated Financial
          Statement or Notes thereto.

(a)(3)  EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
1.1(k)        Purchase Agreement, dated as of December 11, 1998, among SDI
              Acquisition Corp. and BT Alex. Brown Incorporated and
              Paribas Corporation.
2.1(a)        Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition
              Corp.
2.2(b)        Amendment No. 1, dated as of October 27, 1998, to the
              Amended and Restated Agreement and Plan of Merger between
              the Company and SDI Acquisition Corp.
2.3(c)        Guaranty Agreement, dated as of June 19, 1998, between J.F.
              Lehman Equity Investors I, LP and the Company
3.1(k)        Certificate of Incorporation of the Company
3.2(k)        Bylaws of the Company
3.3(k)        Certificate of Incorporation of Scot, Incorporated
3.4(k)        By laws of Scot, Incorporated
4.1(k)        Indenture, dated as of December 15, 1998, among SDI
              Acquisition Corp., the Guarantors named therein and United
              States Trust Company of New York, as Trustee.
4.2(k)        First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the
              United States Trust Company of New York, as Trustee.
4.3(k)        Form of 11 3/8% Senior Subordinated Note due 2008, Series A
              (see Exhibit A of the First Supplemental Indenture in
              Exhibit 4.2).
4.4(k)        Form of 11 3/8% Senior Subordinated Note due 2008, Series B
              (see Exhibit B of the First Supplemental Indenture in
              Exhibit 4.2).
4.5(k)        Registration Rights Agreement, dated as of December 15,
              1998, among SDI Acquisition Corp., as Issuer and BT Alex.
              Brown Incorporated and Paribas Corporation as Initial
              Purchasers.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.1(k)       Assumption Agreement, dated as of December 15, 1998, by the
              Company and Scot, Incorporated, assuming, among other
              things, the obligations of SDI Acquisition Corp. under the
              Purchase Agreement and the Registration Rights Agreement
10.2(k)       Credit Agreement, dated as of December 15, 1998, among the
              Company, various banks and Bankers Trust Company, as Lead
              Arranger and Administrative Agent.
10.3(k)       Security Agreement, dated as of December 15, 1998, by the
              Company and Scot, Incorporated in favor of Bankers Trust
              Company.
10.4(k)       Pledge Agreement, dated as of December 15, 1998, by the
              Company and Scot, Incorporated in favor of Bankers Trust
              Company.
10.5(k)       Subsidiaries Guarantee, dated as of December 15, 1998, by
              Scot, Incorporated in favor of Bankers Trust Company.
10.6(k)       Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company
10.7(k)       Management Services Agreement, dated as of December 15,
              1998, between the Company and J.F. Lehman & Company
10.8(k)       Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity
              Investors I, LP and JFL Co-Invest Partners I, LP
10.9(k)       Amendment No. 1 to Subscription Agreement, dated as of
              December 3, 1998, among the Company, Paribas Principal Inc.,
              J.F. Lehman Equity Investors I, LP and JFL Co-Invest
              Partners I, LP
10.10(k)      Amendment No. 2 to Subscription Agreement, dated as of
              December 15, 1998, among the Company, Paribas Principal
              Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest
              Partners I, LP
10.11(k)      Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors
              I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family
              Trust, by Walter Neubauer trustee, and the Treinen Family
              Trust, by Thomas F. Treinen trustee.
10.12(k)      Pledge Agreement, dated as of December 15, 1998, between the
              Neubauer Family Trust, by Walter Neubauer, trustee and J.F.
              Lehman & Company.
10.13(k)      Rollover Stockholders Agreement, dated as of December 15,
              1998, among the Company, J.F. Lehman & Co., the Neubauer
              Family Trust, by Walter Neubauer trustee, and the Treinen
              Family Trust, by Thomas F. Treinen trustee.
10.14(k)      Pledge Agreement, dated as of December 15, 1998, between
              Thomas Treinen Family Trust, by Thomas F. Treinen, trustee and J.F. Lehman & Company.
10.15(k)      Registration Rights Agreement, dated as of December 15,
              1998, among the Company, J.F. Lehman Equity Investors I, LP,
              JFL Co-Invest Partners I, LP, Paribas Principal Inc., the
              Neubauer Family Trust, by Walter Neubauer trustee, and the
              Treinen Family Trust, by Thomas F. Treinen trustee.
10.16(d)      Lease dated May 1, 1991 between the Company and Placerita
              Land and Farming Company.
10.17(d)      Letter Agreement dated June 8, 1990 between the Company and
              Hermetic Seal Corporation.
10.18(d)      Master Purchase Agreement, dated May 15, 1990, between the
              Company and TRW Inc. (confidential treatment granted as to part).
10.19(d)      Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)      Amended and Restated 1991 Stock Incentive Plan of the
              Company
10.21(d)      Special Devices, Incorporated 401(k) Plan.
10.22(e)      First Amendment to Master Purchase Agreement, dated
              February 25, 1993, between the Company and TRW, Inc.
              (confidential treatment granted as to part).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.23(f)      Letter Agreement, dated November 30, 1994 between the
              Company and Hermetic Seal Corporation (confidential
              treatment granted as to part).
10.24(f)      Employment Agreement dated September 7, 1994, between the
              Company, Scot, Incorporated and Samuel Levin.
10.25(g)      Second Amendment to Master Purchase Agreement, dated
              March 8, 1995, between the Company and TRW, Inc.
              (confidential treatment granted as to part).
10.26(h)      Supply Agreement dated as of November 14, 1995 between the
              Company and Autoliv International, Inc. (confidential
              treatment requested as to part).
10.27(i)      Development Agreement, dated August 28, 1996, between
              Company and the City of Moorpark.
10.28(j)      Purchase Agreement, dated September 30, 1997, between the
              Company and Hermetic Seal Corporation (confidential
              treatment requested as to part).
10.29(l)      Employment Agreement dated October 1, 1999 between the
              Company and Thomas W. Cresante.
10.30(l)      Non-competition Agreement, dated July 29, 1999, between
              Scot, Incorporated and Samuel Levin.
10.31(l)      1999 Stock Option Plan dated June 23, 1999.
10.32(l)      Contribution, License, and Lease Agreement between McCormick
              Selph, Inc. and the Company dated May 17, 1999.
10.33(l)      Capital Call Agreement dated January 26, 2000 among the
              Company, various banks, and Bankers Trust Company as
              Administrative Agent.
10.34(l)      Second Amendment to Credit Agreement, dated January 26, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.35         Third Amendment to Credit Agreement, dated June 7, 2000
              among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.36         Fourth Amendment to Credit Agreement, dated September 18,
              2000 among the Company, various banks, and Bankers Trust
              Company, as Lead Arranger or Administrative Agent.
10.37         Fifth Amendment to Credit Agreement, dated January 12, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.38         Capital Call Agreement dated September 18, 2000 among the
              Company, various banks, and Bankers Trust Company as
              Administrative Agent.
12.1(k)       Statement of Computation of Ratios of Earnings to Fixed
              Charges
21.1(k)       Subsidiaries of the Company
25.1(k)       Form T-1 Statement of Eligibility of United States Trust
              Company of New York to act as trustee under the Indenture
99.1(m)       Special Devices, Incorporated Press Release dated
              September 22, 2000.
99.2(m)       Agreement and Plan of Merger between the Company and Wind
              Point Partners IV, LP

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

    (h) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein by reference.

    (i) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by reference.

    (j) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated herein by reference.

    (k) Previously filed as an exhibit to Registration Statement on Form S-4 (File No. 333-75869) and incorporated herein by reference.

    (l) Previously filed as an exhibit to the Company's Annual Report on Form 10-K405 for the fiscal year ended October 31, 1999 and incorporated herein by reference.

    (m) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 6, 2000 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

    We completed the divestiture of our wholly-owned subsidiary, Scot, Incorporated, to an investor group on September 21, 2000. Scot, located in Downers Grove, Illinois, manufactured mission critical and other pyrotechnic devices for the aerospace and defense industries. See Form 8-K filed October 6, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Special Devices, Incorporated:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Special Devices, Incorporated and its subsidiary at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California

January 23, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Special Devices, Incorporated:

    We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Special Devices, Incorporated and subsidiary for the year ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Special Devices, Incorporated and subsidiary for the year ended
October 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

December 9, 1998

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                  OCTOBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $    596   $    448
  Accounts receivable, net of allowance for doubtful
    accounts of $423 and $352 in 2000 and 1999,
    respectively............................................    21,689     26,675
  Inventories...............................................    20,477     17,331
  Deferred tax assets.......................................     2,411      4,883
  Prepaid expenses and other current assets.................     3,890      1,171
  Income taxes receivable...................................        --      4,264
                                                              --------   --------
      Total current assets..................................    49,063     54,772
                                                              --------   --------
Property, plant and equipment, at cost:
  Land......................................................     3,723      4,227
  Buildings and improvements................................    36,546     36,923
  Furniture, fixtures and computer equipment................     5,985      5,815
  Machinery and equipment...................................    81,220     79,209
  Transportation equipment..................................       494        484
  Leasehold improvements....................................       237        237
  Construction in progress (includes land and related costs
    of $468 in 1999)........................................     6,862      4,203
                                                              --------   --------
      Gross property, plant, and equipment..................   135,067    131,098
      Less accumulated depreciation and amortization........   (52,435)   (41,016)
                                                              --------   --------
      Net property, plant and equipment.....................    82,632     90,082
Other assets, net of accumulated amortization...............     8,142     10,296
                                                              --------   --------
                                                              $139,837   $155,150
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $ 18,292   $ 16,574
  Accrued liabilities.......................................     9,957     11,779
  Accrued environmental and other investigation costs.......     3,636      9,617
  Income taxes payable......................................    11,434         --
  Current portion of long-term debt.........................     9,557      6,600
                                                              --------   --------
      Total current liabilities.............................    52,876     44,570

Deferred income taxes.......................................     5,232      2,331
Long-term debt, net of current portion......................   125,618    168,600
Other long-term liability...................................        --        555
                                                              --------   --------
      Total liabilities.....................................   183,726    216,056
                                                              --------   --------
Redeemable common stock.....................................    30,625     27,625

Stockholders' equity (deficit):
  Preferred stock $.01 par value, 2,000,000 shares
    authorized; no shares issued and outstanding in 2000 and
    1999....................................................        --         --
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 3,712,764 and 3,706,889 shares issued and
    outstanding in 2000 and 1999, respectively..............        30         30
  Additional paid-in capital................................    70,102     74,587
  Retained earnings (deficit)...............................  (144,646)  (163,148)
                                                              --------   --------
      Total stockholders' equity (deficit)..................   (74,514)   (88,531)
                                                              --------   --------
                                                              $139,837   $155,150
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED OCTOBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Net sales...................................................  $168,244    $166,499    $170,538
Cost of sales...............................................   137,813     135,724     131,610
                                                              --------    --------    --------
    Gross profit............................................    30,431      30,775      38,928
                                                              --------    --------    --------
Operating expenses..........................................    17,407      16,962      13,023
Environmental and other investigation costs.................     2,067      11,117          --
                                                              --------    --------    --------
Total operating expenses....................................    19,474      28,079      13,023
                                                              --------    --------    --------
    Earnings from operations................................    10,957       2,696      25,905
                                                              --------    --------    --------
Other income (expense):
  Interest expense, net.....................................   (20,268)    (16,602)        (48)
  Gain on sale of subsidiary................................    42,676          --          --
  Management fees...........................................      (900)       (788)         --
  Recapitalization costs....................................       (65)    (16,180)         --
                                                              --------    --------    --------
    Total other income (expense)............................    21,443     (33,570)        (48)
                                                              --------    --------    --------
    Earnings (loss) before income taxes.....................    32,400     (30,874)     25,857
Income tax provision (benefit)..............................    13,981     (10,608)     10,410
                                                              --------    --------    --------
  Net earnings (loss).......................................  $ 18,419    $(20,266)   $ 15,447
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                             COMMON STOCK        ADDITIONAL   RETAINED         TOTAL
                                         ---------------------    PAID-IN     EARNINGS     STOCKHOLDERS'
                                           SHARES      AMOUNT     CAPITAL     (DEFICIT)   EQUITY (DEFICIT)
                                         ----------   --------   ----------   ---------   ----------------
Balance, October 31, 1997..............   7,771,167     $ 78      $ 50,888    $  30,391      $  81,357
Issuance of common stock on exercise of
  stock options........................      38,634       --           476           --            476
Net earnings...........................          --       --            --       15,447         15,447
                                         ----------     ----      --------    ---------      ---------
Balance, October 31, 1998..............   7,809,801       78        51,364       45,838         97,280
Record acquisition transaction.........  (3,367,618)     (41)       22,562     (163,727)      (141,206)
Record redeemable common stock.........    (735,294)      (7)           --      (24,993)       (25,000)
Contributed assets.....................          --       --         3,286           --          3,286
Accreted put premium on redeemable
  common stock.........................          --       --        (2,625)          --         (2,625)
Net loss...............................          --       --            --      (20,266)       (20,266)
                                         ----------     ----      --------    ---------      ---------
Balance, October 31, 1999..............   3,706,889       30        74,587     (163,148)       (88,531)
Record adjustment to contributed
  assets...............................          --       --        (1,694)          83         (1,611)
Purchase of common stock...............       5,875       --           199           --            199
Accreted put premium on redeemable
  common stock.........................          --       --        (3,000)          --         (3,000)
Issuance of warrants...................          --       --            10           --             10
Net earnings...........................          --       --            --       18,419         18,419
                                         ----------     ----      --------    ---------      ---------
Balance, October 31, 2000..............   3,712,764     $ 30      $ 70,102    $(144,646)     $ (74,514)
                                         ==========     ====      ========    =========      =========

          See accompanying notes to consolidated financial statements.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED OCTOBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash Flows From Operating Activities:
  Net earnings (loss).......................................   $18,419    $(20,266)    $15,447
Adjustments to reconcile net earnings (loss) to net cash
  (used in) provided by operating activities:
    Gain on sale of subsidiary..............................   (42,676)         --          --
    Depreciation and amortization...........................    14,319      15,110       8,520
    Deferred income taxes...................................     5,373      (4,601)       (100)
    Increase (decrease) in inventory reserve................    (1,488)       (379)        865
  Changes in assets and liabilities:
    Accounts receivable.....................................     1,570      (7,324)     (1,218)
    Inventories.............................................    (5,215)     (1,199)     (2,919)
    Prepaid expenses and other current assets and income
      taxes receivable......................................     1,541      (4,889)        (42)
    Other assets............................................       202      (1,548)       (520)
    Accounts payable, accounts payable to related parties
      and accrued liabilities...............................    (4,342)     21,664       5,740
    Other long-term liability...............................      (305)        555          --
    Income taxes payable....................................    11,434      (4,590)      3,332
                                                               -------    --------     -------
    Net cash (used in) provided by operating activities.....    (1,168)     (7,467)     29,105
                                                               -------    --------     -------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment..............   (10,321)    (16,046)    (38,523)
    Proceeds from sale of subsidiary........................    51,370          --          --
    Sales of marketable securities..........................        --          --       6,750
                                                               -------    --------     -------
    Net cash provided by (used in) investing activities.....    41,049     (16,046)    (31,773)
                                                               -------    --------     -------
Cash Flows From Financing Activities:
    Proceeds from issuance of common stock..................       199          --         476
    Proceeds from issuance of warrants......................        10          --          --
    Proceeds from issuance of long-term debt................        --     170,000          --
    Repurchase of common stock..............................        --         (41)         --
    Recapitalization costs..................................        --    (141,165)         --
    Payment of deferred financing fees......................        --      (8,815)         --
    Net borrowings under revolving line of credit...........        --       5,900       1,300
    Net repayments under revolving line of credit...........    (1,500)         --          --
    Repayment of long-term debt.............................   (38,525)     (3,166)       (275)
    Other...................................................        83          --          --
                                                               -------    --------     -------
    Net cash (used in) provided by financing activities.....   (39,733)     22,713       1,501
                                                               -------    --------     -------
Net increase (decrease) in cash.............................       148        (800)     (1,167)
Cash at beginning of year...................................       448       1,248       2,415
                                                               -------    --------     -------
Cash at end of year.........................................   $   596    $    448     $ 1,248
                                                               =======    ========     =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (net of amounts capitalized in 1998)...........   $18,639    $ 11,181     $   156
    Income taxes............................................         2       5,349       7,178
  Non-cash financing activities:
    Long-term debt assumed by buyer on sale of aircraft.....        --          --     $ 1,500
    Issuance of redeemable common stock.....................        --    $ 27,625          --

          See accompanying notes to consolidated financial statements.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OPERATIONS

    Special Devices, Incorporated, a Delaware corporation, and its wholly owned subsidiary, Scot, Incorporated ("Scot"), which was sold in September 2000, collectively referred to as "the Company," is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems as well as in various aerospace applications. The Company's primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system or to provide precision ignitions in aerospace-related products.

    On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the "Recapitalization") whereby affiliates of J.F. Lehman and Company ("J.F. Lehman") obtained a controlling interest in the Company. As a result of the Recapitalization the Company delisted its Common Stock from the NASDAQ Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission (the "SEC"). The Company continues to file reports with the SEC because it has agreed to so long as the Senior Subordinated Notes remain outstanding.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Scot, through the date of sale in September 2000. All material intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION

    The Company has two operating divisions. The Automotive Products Division, organized in 1989, manufactures products, to customer specifications, under standard purchase orders. Sales are primarily recognized when products are shipped. The Aerospace Division manufactures products under fixed price, long-term contracts directly for the U.S. Department of Defense, its prime contractors and subcontractors; and commercial companies. The contracts vary in length, but generally are completed within 12 to 24 months. Sales under production contracts are generally recognized as units are shipped or, in some cases, when accepted by the customer; sales under significant engineering contracts or long-term production contracts are recognized under the percentage of completion method.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

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

    The fair value and carrying amount of long-term debt, including short-term borrowings, was as follows:

                                                              OCTOBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Fair value..............................................  $ 55,175   $145,200
Carrying amount.........................................   135,175    175,200

    The Company's borrowings under the Senior Term Loan and the Bank Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes are traded occasionally in public markets.

    INVENTORIES

    Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally first-in, first-out) or market. Inventoried costs relating to long-term contracts and programs are stated at the actual production cost, including overhead incurred to date reduced by amounts identified with revenue recognized on units delivered. Inventoried costs relating to long-term contracts are further reduced by any amounts in excess of estimated net realizable value. The costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced under existing contracts.

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

Buildings and improvements..................................  25-39 years
Machinery and equipment.....................................  8 years
Furniture, fixtures and computer equipment..................  3-5 years
Transportation equipment....................................  4 years

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Leasehold improvements are amortized over the lesser of 10 years or the remaining life of the lease. Upon sale or retirement of the depreciable property, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in the statement of operations.

    Interest costs incurred during the period of construction of plant and equipment are capitalized. There were no interest costs capitalized in 2000 and 1999, respectively. Interest costs of $0.1 million were capitalized in 1998.

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

    IMPAIRMENT OF LONG-LIVED ASSETS

    On November 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

    COMPREHENSIVE INCOME

    On November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. There is no difference between the net earnings (loss) and comprehensive income (loss) for the Company for the years ended October 31, 2000 and 1999.

    STOCK-BASED COMPENSATION

    On November 1, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Startup Activities." This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 in the first quarter of 2000 and determined that the impact on its financial statements was immaterial.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137 in July 1999 which deferred the effective date of SFAS
No. 133 until the first quarter of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 and SFAS No. 137 will not have a material impact on the Company's financial reporting.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101
("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. The Company will adopt SAB 101 in the fourth quarter of 2001 and does not expect such adoption to have a material impact on the financial position or results of operations of the Company.

3. ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following components:

                                                                OCTOBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Commercial customers......................................  $18,453    $17,872
U.S. Department of Defense................................        2      3,018
U.S. Department of Defense subcontractors.................    3,657      6,137
                                                            -------    -------
                                                             22,112     27,027
Less allowance for doubtful accounts......................      423        352
                                                            -------    -------
                                                            $21,689    $26,675
                                                            =======    =======

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

3. ACCOUNTS RECEIVABLE (CONTINUED)
    The following is activity relating to the allowance for doubtful accounts (in thousands):

Balance at October 31, 1997.................................   $  44
Additions charged to expense................................     510
Write-offs..................................................    (169)
                                                               -----
Balance at October 31, 1998.................................     385
Additions charged to expense................................     360
Write-offs..................................................    (393)
                                                               -----
Balance at October 31, 1999.................................     352
Additions charged to expense................................     361
Write-offs..................................................    (290)
                                                               -----
Balance at October 31, 2000.................................   $ 423
                                                               =====

4. INVENTORIES

    Inventories and inventoried costs relating to long-term contracts consist of the following components:

                                                                OCTOBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials and component parts.........................  $ 7,241    $ 3,555
Work in process...........................................    1,121        948
Finished goods............................................    3,368      1,801
Inventoried costs relating to long-term contracts, net of
  amounts attributed to revenues recognized to date.......    9,361     11,529
                                                            -------    -------
                                                             21,091     17,833
Less progress payments related to long-term contracts.....      614        502
                                                            -------    -------
                                                            $20,477    $17,331
                                                            =======    =======

    Inventoried costs relate to costs of products currently in progress. There are no significant inventoried costs relating to the production costs of delivered units over the estimated average cost of all units expected to be produced. Raw materials and component parts relating to long-term contracts at October 31, 1999 have been reclassified as "Inventoried costs relating to long-term contracts" to conform to the 2000 presentation.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

5. LONG-TERM DEBT

    Long-term debt consists of the following components:

                                                              OCTOBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Senior term loan........................................  $ 30,775   $ 69,300
Bank revolver...........................................     4,400      5,900
Senior subordinated notes...............................   100,000    100,000
                                                          --------   --------
                                                           135,175    175,200
Less current portion....................................     9,557      6,600
                                                          --------   --------
Long-term debt..........................................  $125,618   $168,600
                                                          ========   ========

    As part of the Recapitalization, the Company issued $100 million of Senior Subordinated Notes. The Notes are due in December 2008, and bear interest at 11.4%. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under the Credit Facility.

    As part of the Recapitalization, the Company entered into a credit facility (the "Credit Facility") with a syndicate of banks ("the Banks"), which consists of a $25.0 million Revolving Credit Facility ("the Revolver") and a
$70.0 million Senior Term Loan.

    The Revolver bears interest at the Banks Base Rate plus an applicable margin (an effective rate of 11.5% at October 31, 2000). At October 31, 2000,
$4.4 million was outstanding under the Revolver and this amount has been classified as current. The Company has the option of converting all or a portion of the balance outstanding under the Revolver to a Eurodollar Loan, for one, two, three or six month periods, to bear interest at the Eurodollar Rate plus an applicable margin (an effective rate of 9.7% at October 31, 2000). Letters of credit outstanding under the Revolver reduce the amount of additional borrowings available. The Company had no letters of credit outstanding at October 31, 2000. The total amount available under the Revolver at October 31, 2000 was $4.1 million (in addition to $11.5 million reserved to satisfy income taxes payable for the year ended October 31, 2000). The Senior Term Loan is a seven-year loan which bears interest at the Eurodollar Rate plus an applicable margin (an effective rate of 10.2% at October 31, 2000). The Credit Facility contains several financial and operating covenants which the Company must meet on a quarterly basis.

    On January 26, 2000, the Company entered into a Second Amendment and Waiver to the Credit Facility pursuant to which, among other things, certain financial covenants were amended, and the Company received a waiver for past noncompliance with its financial covenants. In connection with amending the Credit Facility on January 26, 2000, the Company and its controlling stockholder entered into a capital call agreement (the "Capital Call Agreement") with the Banks.

    As of April 30, 2000, the Company was not in compliance with the Leverage Ratio covenant. On June 13, 2000, the Company entered into a Third Amendment and Waiver to the Credit Facility pursuant to which certain financial covenants were amended and the Company received a waiver for non-compliance with the Leverage Ratio covenant for the period.

    As of July 30, 2000, the Company was not in compliance with certain financial covenants contained in the Credit Facility. On September 18, 2000, the Company entered into a Fourth Amendment and Waiver to the Credit Facility pursuant to which, among other things, the divestiture of Scot was

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

5. LONG-TERM DEBT (CONTINUED)
approved, certain financial covenants were amended and the Company received a waiver for past non-compliance with its financial covenants. The Company repaid borrowings of $38.0 million under the Senior Term Loan and $11.5 million under the Revolver from the proceeds of the Scot divestiture and the maximum borrowings under the Revolver were temporarily limited to $8.5 million. In connection with the Fourth Amendment and Waiver, the Capital Call Agreement was terminated, and the Company and its controlling stockholder entered into a new capital call agreement (the "New Capital Call Agreement") with the Banks. The New Capital Call Agreement requires the controlling stockholder to make a capital contribution to the Company upon the occurrence of certain events. Upon receipt of any such contributions, the Company is obligated to repay outstanding term loans under the Credit Facility and, in certain circumstances, satisfy its federal and state income tax obligations for the year ended October 31, 2000.

    On December 14, 2000, the Company notified the Banks that it had reached settlement with federal and state authorities in connection with the Cal EPA investigation. On January 12, 2001, the Company entered into a Fifth Amendment and Waiver to the Credit Facility pursuant to which an additional $2.5 million in availability under the Revolver was provided by the Banks to pay criminal and civil fines and other fees and expenses related to these matters (See Note 14, "Commitments and Contingencies"), and certain financial covenants were amended.

    Substantially all of the Company's assets are pledged as collateral under the Credit Facility. As required under the terms of the Credit Facility, effective March 16, 1999, the Company entered into an interest rate protection agreement. The terms of the agreement relate to the notional amount of $35.0 million of the total $70.0 million original principal amount. This agreement set the rate at 5.42% plus 175 basis points, requiring quarterly interest payments starting June 17, 1999 through March 17, 2001.

    The following are the remaining principal payments under the Senior Term
Loan:

FOR THE YEARS ENDING OCTOBER 31                                   AMOUNT
-------------------------------                               --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 5,157
2002........................................................       4,475
2003........................................................       7,473
2004........................................................       8,054
2005........................................................       5,616
Thereafter..................................................          --
                                                                 -------
                                                                 $30,775
                                                                 =======

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

6. INCOME TAXES

    The income tax provision (benefit) consists of the following components:

                                                               FOR THE YEARS ENDED OCTOBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                             (IN THOUSANDS)
Current:
  Federal...................................................   $ 8,046    $ (6,007)    $ 8,492
  State.....................................................       562          --       2,018
                                                               -------    --------     -------
                                                               $ 8,608    $ (6,007)    $10,510
                                                               -------    --------     -------
Deferred:
  Federal...................................................   $ 3,779    $ (3,446)    $   (96)
  State.....................................................     1,594      (1,155)         (4)
                                                               -------    --------     -------
                                                               $ 5,373    $ (4,601)    $  (100)
                                                               -------    --------     -------
Total:
  Federal...................................................   $11,825    $ (9,453)    $ 8,396
  State.....................................................     2,156      (1,155)      2,014
                                                               -------    --------     -------
                                                               $13,981    $(10,608)    $10,410
                                                               =======    ========     =======

    The following are temporary differences which give rise to deferred tax assets and liabilities:

                                                                OCTOBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Noncurrent deferred tax assets (liabilities):
  Depreciation............................................  $(3,732)   $(3,309)
  State net operating losses..............................       --        666
  Advance recovery of estimated net operating losses......   (1,500)        --
  Alternative minimum tax credit..........................       --        312
                                                            -------    -------
                                                             (5,232)    (2,331)
                                                            -------    -------
Current deferred tax assets:
  Allowance for doubtful accounts.........................      166        156
  Inventories.............................................      122        508
  Vacation................................................      403        527
  Other accruals..........................................    1,720      3,692
                                                            -------    -------
                                                              2,411      4,883
                                                            -------    -------
Net deferred tax asset (liability)........................  $(2,821)   $ 2,552
                                                            =======    =======

    Management believes that it is more likely than not that the reversal of taxable temporary differences will be sufficient to realize the net deferred tax assets.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

6. INCOME TAXES (CONTINUED)
    The following are the reasons the income tax provision (benefit) differs from the amount that would have resulted by applying the Federal statutory rates during such periods to the earnings (loss) before income taxes:

                                                   FOR THE YEARS ENDED OCTOBER 31
                                                  ---------------------------------
                                                    2000        1999        1998
                                                  ---------   ---------   ---------
                                                     (IN THOUSANDS)
Income tax provision (benefit) at Federal
  statutory rates...............................   $11,340    $(10,497)    $ 9,050
State income taxes..............................     1,965      (1,155)      1,312
Recapitalization costs not deductible for tax
  purposes......................................        --       2,075
Non-deductible penalties........................       723          --          --
Decrease in tax reserves........................        --      (1,000)         --
Other...........................................       (47)        (31)         48
                                                   -------    --------     -------
                                                   $13,981    $(10,608)    $10,410
                                                   =======    ========     =======

    Of the total recapitalization costs of $16.2 million recorded in 1999, approximately $3.9 million consists of certain fees related to the Recapitalization that were not deductible for income tax purposes.

7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Company is authorized to issue 2,000,000 shares of Preferred Stock, $.01 par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At October 31, 2000 and 1999, no shares of Preferred Stock were issued or outstanding.

WARRANTS

    The Company issued a warrant certificate in April 2000 for 10,000 warrants for a total consideration of $10,000. The warrant certificate expires
April 2010 and entitles the holder to purchase one share of Common Stock, par value of $.01, for each warrant at an exercise price of $50.00 per share.

STOCK OPTIONS AND GRANTS

    The Company's Amended and Restated 1991 Stock Incentive Plan (the "1991 Plan") is administered by a committee of the Board of Directors which determines the amount, type, terms and conditions of the awards made pursuant to the 1991 Plan. The 1991 Plan provides for issuance of restricted stock, grants of incentive and non-qualified stock options, stock appreciation rights and performance share awards. There are 560,000 shares of Common Stock reserved for issuance under the 1991 Plan.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (CONTINUED)
    Pursuant to the 1991 Plan, no option may be granted that is exercisable in less than six months or more than ten years from the grant date. Certain events, including a change in control of the Company, may accelerate exercise dates, cause forfeiture of all shares of any restricted stock and terminate all conditions relating to the realization of any performance awards.

    In December 1996, the Company's Stock Option Committee authorized stock option grants to certain employees via a special grant that is not part of the 1991 Stock Option Plan. Under terms of this authorization, options to purchase 130,000 shares were granted which vest ratably over 5 years from the grant date, and options to purchase 312,000 shares vest ratably over a period ranging from 5 to 8 years from the grant date. The grants for the latter options contain vesting acceleration clauses during the first 36 months of the option; the acceleration clauses are contingent upon the price of the Company's Common Stock attaining a certain level, and upon the Company attaining certain earnings levels. The options were granted at the fair market value of the stock on the grant date, which was $17.00 per share.

    In June 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"), which provides for the issuance of up to 370,000 shares of Common Stock pursuant to awards granted under the Plan. All options have been granted at an exercise price of $50.00 per share. Options vest ratably over four years and expire on the tenth anniversary of the date of grant.

    In accordance with APB Opinion No. 25, no compensation expense has been charged to earnings in any of the three years in the period ended October 31, 2000. Had compensation expense for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) would have been adjusted to the pro forma amounts indicated below:

                                                    FOR THE YEARS ENDED OCTOBER 31
                                                   ---------------------------------
                                                     2000        1999        1998
                                                   ---------   ---------   ---------
                                                            (IN THOUSANDS)
Net earnings (loss)...............  As reported     $18,419    $(20,266)   $ 15,447
                                      Pro forma      17,925     (21,976)     14,548

    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.84%, 6.02% and 5.68%; dividend yields of 0% for all three years; and a weighted-average expected life of the option of 9.2 years for all three years.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes stock option activity for the three years ended October 31, 2000:

                                             WEIGHTED                         WEIGHTED                       WEIGHTED
                            1991 STOCK       AVERAGE           1996           AVERAGE       1999 STOCK       AVERAGE
                            OPTION PLAN   EXERCISE PRICE   SPECIAL GRANT   EXERCISE PRICE   OPTION PLAN   EXERCISE PRICE
                            -----------   --------------   -------------   --------------   -----------   --------------
Shares authorized.........    560,000                         442,000                         370,000
                              =======                         =======                         =======
Shares under option:
Outstanding at
  October 31, 1997........    246,406                         442,000                              --
  Granted.................     25,500         $23.80               --              --              --             --
  Exercised...............     38,634         $12.30               --              --              --             --
  Forfeited...............      1,200         $17.75               --              --              --             --
                              -------                         -------                         -------
Shares under option:
Outstanding at
  October 31, 1998........    232,072                         442,000                              --
  Granted.................         --             --               --              --         363,200         $50.00
  Exercised...............    224,322         $17.75          348,250          $17.00              --             --
  Forfeited...............         --             --               --              --           7,000         $50.00
                              -------                         -------                         -------
Shares under option:
Outstanding at
  October 31, 1999........      7,750                          93,750                         356,200
  Granted.................         --             --               --              --          28,000         $50.00
  Exercised...............         --             --               --              --              --
  Forfeited...............         --             --               --              --          42,000         $50.00
                              -------                         -------                         -------
Shares under option:
Outstanding at
  October 31, 2000........      7,750                          93,750                         342,200
                              =======                         =======                         =======
Weighted average fair
  value of options granted
  during the year:
  1998....................                    $12.32                               --                             --
  1999....................                        --                               --                         $ 4.80
  2000....................                        --                               --                         $ 4.67
Options exercisable:
  At October 31, 1998.....    119,212                         338,000                              --
  At October 31, 1999.....      5,500                          72,000                              --
  At October 31, 2000.....      7,750                          79,250                          78,550

    The following table summarizes information about stock options outstanding at October 31, 2000:

                                OPTIONS OUTSTANDING
                     ------------------------------------------
                                            WEIGHTED AVERAGE              OPTIONS EXERCISABLE
                                         ----------------------   ------------------------------------
AVERAGE EXERCISABLE       NUMBER          REMAINING                    NUMBER             WEIGHTED
    AT RANGE OF       OUTSTANDING AT     CONTRACTUAL   EXERCISE    EXERCISABLE AT     AVERAGE EXERCISE
  EXERCISE PRICE     OCTOBER 31, 2000       LIFE        PRICE     OCTOBER 31, 2000         PRICE
-------------------  -----------------   -----------   --------   -----------------   ----------------
$17.00-$17.75......       101,500            6.2        $17.03          87,000             $17.03
$50.00.............       342,200            9.1         50.00          78,550              50.00
                          -------                       ------         -------             ------
                          443,700            8.4        $42.46         165,550             $32.68
                          =======                       ======         =======             ======

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY (CONTINUED)
REGISTRATION RIGHTS AGREEMENT

    Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, J.F. Lehman Equity Investors I, L.P., JFL Co-Invest Partners I, L.P., Paribas Principal Incorporated, the Treinen Family Trust and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

8. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) plan that provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 20% of their gross wages, subject to statutory limitations. The Company can elect to make matching contributions in amounts that can change from year to year. During the last three fiscal years the Company matched 30% of an employee's deferral up to the first 5% of each participating employee's salary. Employees vest ratably over three years in the Company's matching contributions. The Company's matching expense was approximately $0.4, $0.3 and $0.2 million for the years ended October 31, 2000, 1999 and 1998, respectively.

9. RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENTS WITH J.F. LEHMAN

    Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the "Management Agreements") the Company entered into with J.F. Lehman upon consummation of the Recapitalization, the Company paid J.F. Lehman a transaction fee of $3.0 million for its efforts in connection with the Recapitalization in 1999. In addition, the Company agreed to pay J.F. Lehman an annual management fee equal to $0.9 million, payable in advance on a quarterly basis. The Company paid $0.9 million in management fees to J.F. Lehman in 2000. They also received a transaction fee of $0.9 million and expense reimbursements of $0.2 million on the divestiture of Scot, the Company's former wholly owned subsidiary.

COMPONENT PURCHASES

    The Company purchased materials from one corporation in 2000 and from two corporations in 1999 and 1998 owned by one of its stockholders. During the years ended October 31, 2000, 1999 and 1998, approximately $3.1, $4.5 and
$0.7 million, respectively, of materials were purchased from this stockholder's corporations. At October 31, 2000 and 1999, approximately $0.2 million was owed to the corporations owned by this stockholder.

MGG CONTRIBUTION, LICENSE AND LEASE AGREEMENT

    In July 1999, the Company entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. ("MSI"), an affiliate of the Company's controlling stockholder, pursuant to which the Company received certain assets and licensed the intellectual property comprising the micro gas generator ("MGG") automotive product line. MGG units are used by the automotive industry in seat belt pretensioner applications. Under the terms of the agreement, MSI licensed to the Company on a perpetual, non-exclusive basis, the intellectual property rights to produce MGG units, and leased

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

9. RELATED PARTY TRANSACTIONS (CONTINUED) to the Company the portion of the premises in Hollister, California where the tangible MGG assets are located. The Company was obligated to pay MSI $14,000 per month for the leased premises. As consideration for the licensed intellectual property, the Company was obligated to pay a royalty of $0.25 per MGG unit produced and sold by the Company. Finally, during the term of the lease, MSI agreed to provide the Company with certain materials and manpower resources to enable the Company to produce MGG units at the Hollister facility. In exchange for such materials and services, the Company agreed to pay MSI $36,000 per month. After the April 24, 2000 accidental initiation incident that occurred at Hollister (see Note 14, "Commitments and Contingencies"), the MGG product line was moved to our Mesa, Arizona facility. The Contribution, License and Lease Agreement was amended and restated in September 2000 to terminate the lease and convey all of MSI's rights to the intellectual property to the Company for consideration of $75,000.

10. MAJOR CUSTOMERS

    The following are accounts receivable from, and sales to, customers that exceeded 10% of total accounts receivable and net sales:

                                                                 OCTOBER 31
                                                  -----------------------------------------
                                                         2000                  1999
                                                  -------------------   -------------------
                                                     $          %          $          %
                                                  --------   --------   --------   --------
                                                              ($ IN THOUSANDS)
Accounts Receivable:
  TRW, Incorporated.............................   $6,091      27.5%     $5,529      20.5%
  Autoliv.......................................    6,846      31.0%      8,796      32.5%
  Atlantic Research Corporation.................    3,010      13.6%      2,311       8.6%

                                                 FOR THE YEARS ENDED OCTOBER 31
                                 ---------------------------------------------------------------
                                        2000                  1999                  1998
                                 -------------------   -------------------   -------------------
                                    $          %          $          %          $          %
                                 --------   --------   --------   --------   --------   --------
                                                        ($ IN THOUSANDS)
Sales:
  TRW, Incorporated............  $55,183      32.8%    $60,606      36.4%    $67,704      39.7%
  Autoliv......................   41,728      24.8%     40,459      24.3%     42,464      24.9%
  Atlantic Research
    Corporation................   17,631      10.5%     15,605       9.4%     19,271      11.3%

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for 2000 and 1999:

                                                                   2000 QUARTER ENDED
                                              ------------------------------------------------------------
                                              JANUARY 30    APRIL 30    JULY 30    OCTOBER 31    FULL YEAR
                                              -----------   ---------   --------   -----------   ---------
                                                                     (IN THOUSANDS)
Net sales...................................    $38,831      $47,588    $42,584      $39,241     $168,244
Gross profit................................      7,014        9,099      8,036        6,282       30,431
Earnings (loss) from operations.............      2,650        5,121      3,683         (497)      10,957
Net earnings (loss).........................     (1,569)        (166)    (1,081)      21,235       18,419

                                                                   1999 QUARTER ENDED
                                              ------------------------------------------------------------
                                              JANUARY 31     MAY 2     AUGUST 1    OCTOBER 31    FULL YEAR
                                              -----------   --------   ---------   -----------   ---------
                                                                     (IN THOUSANDS)
Net sales...................................   $ 37,716     $42,442     $42,775     $ 43,566     $166,499
Gross profit................................      6,992       7,217       9,811        6,755       30,775
Earnings (loss) from operations.............      4,416       2,958       6,213      (10,891)       2,696
Net earnings (loss).........................    (10,379)     (1,861)      1,143       (9,169)     (20,266)

12. INDUSTRY SEGMENT INFORMATION

    The Company operates primarily in two industry segments: aerospace and automotive. In the aerospace industry, the Company produces pyrotechnic devices under long-term contracts for the U.S. Department of Defense and their prime contractors. In the automotive industry, the Company produces airbag initiators under trade terms for commercial companies.

    Each division is allocated administrative operating expenses incurred by the Company (which are not attributable to a particular division) on an equitable basis (e.g., sales, headcount and square footage) to fairly reflect the benefit received by each operating division. In 2000 the allocation was made at 14% to the Aerospace Division and 86% to the Automotive Division. In 1999 the allocation was made at 21% to the Aerospace Division and 79% to the Automotive Products Division. In 1998 the allocation was made at 40% to the Aerospace Division and 60% to the Automotive Products Division. Administrative operating expenses amounted to approximately $15.6, $6.9 and $3.9 million for the years ended October 31, 2000, 1999 and 1998, respectively. Certain expenses in 2000 which in prior years had been charged directly to the divisions were instead charged to the corporate segment and allocated back to the divisions. It was not practical to reclassify prior years' expense for purposes of this note.

    The Company operates entirely within the United States and has no intersegment sales. Corporate assets are primarily cash, prepaid expenses and other assets.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

12. INDUSTRY SEGMENT INFORMATION (CONTINUED)
    Financial information for these segments is summarized in the table below:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales:
  Automotive Products.......................................  $131,970   $124,552   $135,235
  Aerospace.................................................    36,274     41,947     35,303
                                                              --------   --------   --------
    Total net sales.........................................  $168,244   $166,499   $170,538
                                                              ========   ========   ========
Earnings (losses) from operations:
  Automotive Products.......................................  $  5,437   $  4,028   $ 18,492
  Aerospace.................................................     7,587      9,785      7,413
  Corporate.................................................    (2,067)   (11,117)        --
                                                              --------   --------   --------
    Total earnings (losses) from operations.................  $ 10,957   $  2,696   $ 25,905
                                                              ========   ========   ========
Depreciation and amortization:
  Automotive Products.......................................  $ 10,631   $ 12,626   $  7,601
  Aerospace.................................................     1,521      1,393        592
  Corporate.................................................     2,167      1,091        327
                                                              --------   --------   --------
    Total depreciation and amortization.....................  $ 14,319   $ 15,110   $  8,520
                                                              ========   ========   ========
Capital expenditures:
  Automotive Products.......................................  $ 10,118   $ 12,969   $ 21,204
  Aerospace.................................................       103        320      1,270
  Corporate.................................................       100      2,757     16,049
                                                              --------   --------   --------
    Total capital expenditures..............................  $ 10,321   $ 16,046   $ 38,523
                                                              ========   ========   ========
Identifiable assets:
  Automotive Products.......................................  $ 82,438   $ 78,674   $ 69,295
  Aerospace.................................................    14,628     27,165     21,737
  Corporate.................................................    42,771     49,311     33,587
                                                              --------   --------   --------
    Total identifiable assets...............................  $139,837   $155,150   $124,619
                                                              ========   ========   ========

13. SCOT, INCORPORATED

    In September 2000, the Company divested itself of its wholly owned subsidiary, Scot. The sale resulted in a $24.4 million gain net of income taxes of 18.3 million. The Company repaid borrowings of $38.0 million under the Senior Term Loan and $11.5 million under the Revolver from the net sales proceeds.

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

14. COMMITMENTS AND CONTINGENCIES

LEASES

    LAND AND BUILDINGS

    In 1997, the Company signed a 7-year lease for an approximate 25,000 square foot building in Moorpark, California, for its glass-sealing division. Monthly rental expense as of October 31, 2000 was approximately $14,000 per month. This lease was terminated in November 2000.

OTHER OPERATING LEASES

    Rental expense for non-cancelable operating leases for each of the years ended October 31, 2000, 1999 and 1998 was approximately $0.3, $0.3 and
$0.2 million, respectively.

    The following are future minimum lease payments under non-cancelable operating leases:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
For The Years Ending October 31
  2001......................................................       $191
  2002......................................................         77
  2003......................................................         16
  2004......................................................          4
  2005......................................................          3
                                                                   ----
  Total minimum lease payments..............................       $291
                                                                   ====

OTHER MATTERS

    ENVIRONMENTAL INVESTIGATION. In August 1999, representatives of the California Environmental Protection Agency ("Cal EPA") conducted an inspection of the Company's former Newhall facility. Following the inspection, Cal EPA issued a notice of violations indicating that there had been unauthorized burning and treatment of hazardous waste at the facility. In September 1999, a federal grand jury issued subpoenas requesting copies of documents relating to the handling of hazardous waste and hazardous materials at the Company's Newhall, Moorpark, and Mesa facilities, as well as copies of documents related to other health and safety issues. These state and federal investigations were concluded in early January 2001 when (1) the Company pled guilty to three counts of violation of Title 42, United States Code, Section 6928(d)(2)(A) for treating hazardous wastes without a permit and was sentenced to pay fines, community service amounts, and other assessments in an aggregate amount of approximately $1.5 million and to a term of probation of three years; and (2) agreed to pay civil penalties and related costs and expenses in an aggregate amount of approximately $0.6 million. These fines and penalties were accrued during the year ended October 31, 2000.

    OSHA INVESTIGATIONS. In February 1999, a Company employee was killed when an accidental initiation incident occurred at the Company's former Newhall facility. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") initiated an investigation of the accident, which concluded in August 1999. The investigation resulted in the issuance of citations for alleged safety violations and fines aggregating approximately $20,000. The Company appealed the citations and the case was settled for $12,655. The District Attorney's Office for

                  SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Los Angeles County filed a misdemeanor complaint on February 17, 2000 alleging six violations of the California Labor Code. On September 1, 2000, the Company entered into a plea and sentencing agreement pursuant to which the pending case was resolved, the Company entered a nolo contendre plea to one misdemeanor violation, and paid a fine and made a charitable contribution in an aggregate amount of approximately $30,000.

    Two other Cal-OSHA investigations are pending. On April 24, 2000, an accidental initiation incident occurred at the premises leased by the Company from MSI in Hollister, California for the Company's MGG production line, which it acquired from MSI in July 1999. The incident resulted in the death of one Company employee. Prior to the April 24, 2000 incident, the Company had intended to move its MGG operations in Hollister to its Mesa, Arizona facility. Following the incident, the Company moved its MGG production to Mesa and ceased operations at the Hollister facility. Cal-OSHA conducted a post-incident and process safety management inspection, which resulted in the issuance on October 20, 2000 of citations for alleged safety violations and proposed fines aggregating over $250,000. The Company has appealed the citations. The appeal is pending. Because the accident resulted in a fatality, Cal-OSHA's Bureau of Investigation is required to conduct its own investigation to determine whether to refer the matter to the District Attorney's Office. At this point, given the limited information available regarding the Bureau of Investigation's inquiry, it is impossible to predict or assess the likelihood of an unfavorable outcome. On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility. Two employees were injured. Cal-OSHA is conducting a post-incident and process safety management inspection. We do not expect to have the results of the inspection until February 2001, and, thus, at this stage, it is not possible to predict or assess the likelihood of an unfavorable outcome. At this stage, it is not possible to predict the amount of potential liabilities associated with these pending Cal-OSHA matters, which could result in civil and/or criminal liabilities and penalties, and could cause the Company's defense operations to be suspended or debarred from military or government sales which could materially and adversely affect our financial condition, results of operations and liquidity.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moorpark, State of California, on the 26th day of January 2001.

                                                       SPECIAL DEVICES, INCORPORATED

                                                       By:            /s/ THOMAS W. CRESANTE
                                                            -----------------------------------------
                                                                        Thomas W. Cresante
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                SIGNATURE                                    TITLE                          DATE
                ---------                                    -----                          ----
          /s/ THOMAS W. CRESANTE
    ---------------------------------       Director, President and Chief Executive   January 26, 2001
            Thomas W. Cresante                Officer (Principal Executive Officer)

          /s/ DONALD C. CAMPION             Executive Vice President and Chief
    ---------------------------------         Financial Officer (Principal            January 26, 2001
            Donald C. Campion                 Financial and Accounting Officer)

          /s/ DR. JOHN F. LEHMAN
    ---------------------------------       Chairman of the Board of Directors        January 26, 2001
            Dr. John F. Lehman

           /s/ GEORGE A. SAWYER
    ---------------------------------       Director and Secretary                    January 26, 2001
             George A. Sawyer

           /s/ JOSEPH A. STROUD
    ---------------------------------       Director, Executive Vice President and    January 26, 2001
             Joseph A. Stroud                 Assistant Secretary

         /s/ M. STEVEN ALEXANDER
    ---------------------------------       Director                                  January 26, 2001
           M. Steven Alexander

    ---------------------------------       Director
          Oliver C. Boileau, Jr.

          /s/ RANDY H. BRINKLEY
    ---------------------------------       Director                                  January 26, 2001
            Randy H. Brinkley

           /s/ DONALD GLICKMAN
    ---------------------------------       Director                                  January 26, 2001
             Donald Glickman

             /s/ WILLIAM PAUL
    ---------------------------------       Director                                  January 26, 2001
               William Paul

    ---------------------------------       Director
            Thomas G. Pownall