Form 10-Q
period 2001-01-28
SPECIAL DEVICES INC /DE
filed 2001-02-22
CIK 875525

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

                FOR THE QUARTERLY PERIOD ENDED: JANUARY 28, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19330

                            ------------------------

                         SPECIAL DEVICES, INCORPORATED

             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   95-3008754
   -----------------------------                    ------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

               14370 WHITE SAGE ROAD, MOORPARK, CALIFORNIA 93021
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (805) 553-1200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At February 22, 2001 the total number of outstanding shares of the registrant's common stock was 3,712,764.

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

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                     ASSETS

                                                              JANUARY 28,   OCTOBER 31,
                                                                 2001          2000
                                                              -----------   -----------
Current assets:
  Cash......................................................    $  2,959      $    596
  Accounts receivable, net of allowance for doubtful
    accounts of $540
    at January 28, 2001 and $423 at October 31, 2000........      20,928        21,689
  Inventories...............................................      22,319        20,477
  Deferred tax assets.......................................       3,011         2,411
  Prepaid expenses and other current assets.................       3,879         3,890
                                                                --------      --------

    Total current assets....................................      53,096        49,063
                                                                --------      --------
Property, plant and equipment, at cost:
  Land......................................................       3,723         3,723
  Building and improvements.................................      36,548        36,546
  Furniture, fixtures and computer equipment................       6,157         5,985
  Machinery and equipment...................................      81,398        81,220
  Transportation equipment..................................         453           494
  Leasehold improvements....................................         237           237
  Construction in progress..................................       7,294         6,862
                                                                --------      --------
    Gross property, plant and equipment.....................     135,810       135,067
    Less accumulated depreciation and amortization..........     (55,320)      (52,435)
                                                                --------      --------
    Net property, plant and equipment.......................      80,490        82,632
Other assets, net of accumulated amortization...............       7,927         8,142
                                                                --------      --------
                                                                $141,513      $139,837
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                  (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

                                                              JANUARY 28,   OCTOBER 31,
                                                                 2001          2000
                                                              -----------   -----------
Current liabilities:
  Accounts payable..........................................    $ 19,765      $ 18,292
  Accrued liabilities.......................................       6,869         9,957
  Accrued environmental and other investigation costs.......       2,384         3,636
  Income taxes payable......................................       2,284        11,434
  Revolving line of credit..................................      19,100         4,400
  Current portion of long-term debt.........................       5,079         5,157
                                                                --------      --------
    Total current liabilities...............................      55,481        52,876
                                                                --------      --------
Deferred income taxes.......................................       5,232         5,232
Long-term debt, net of current portion......................     125,618       125,618
                                                                --------      --------
    Total liabilities.......................................     186,331       183,726
                                                                --------      --------
Redeemable common stock.....................................      31,375        30,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares issued and outstanding..............          --            --
Common stock, $.01 par value; 20,000,000 shares
  authorized; 3,712,764 shares issued and outstanding at
  January 28, 2001 and October 31, 2000.....................          30            30
Additional paid-in capital..................................      69,352        70,102
Retained earnings (deficit).................................    (145,575)     (144,646)
                                                                --------      --------
    Total stockholders' equity (deficit)....................     (76,193)      (74,514)
                                                                --------      --------
                                                                $141,513      $139,837
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                  (Unaudited)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              JANUARY 28,   JANUARY 30,
                                                                 2001          2000
                                                              -----------   -----------
Net sales...................................................    $34,605       $38,831
Cost of sales...............................................     28,204        31,817
                                                                -------       -------
  Gross profit..............................................      6,401         7,014
Operating expenses..........................................      3,831         4,364
                                                                -------       -------
  Earnings from operations..................................      2,570         2,650
                                                                -------       -------
Other (expense) income:
  Interest expense..........................................     (3,881)       (5,047)
  Other expense, net........................................       (237)         (218)
                                                                -------       -------
  Total other (expense) income..............................     (4,118)       (5,265)
                                                                -------       -------
Loss before income taxes....................................     (1,548)       (2,615)
Income tax benefit..........................................       (619)       (1,046)
                                                                -------       -------
  Net loss..................................................    $  (929)      $(1,569)
                                                                =======       =======

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              JANUARY 28,   JANUARY 30,
                                                                 2001          2000
                                                              -----------   -----------
Cash Flows From Operating Activities:
  Net loss..................................................    $  (929)      $(1,569)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization...........................      3,192         3,696
  Changes in assets and liabilities:
    Accounts receivable and other assets....................     (1,713)       (1,717)
    Accounts payable and other liabilities..................     (2,867)         (482)
    Income taxes payable....................................     (9,150)           --
                                                                -------       -------
    Net cash used in operating activities...................    (11,467)          (72)
                                                                -------       -------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment..............       (792)       (4,365)
                                                                -------       -------
    Net cash used in investing activities...................       (792)       (4,365)
                                                                -------       -------
Cash Flows From Financing Activities:
    Net borrowings under revolving line of credit...........     14,700         4,000
    Repayment of long-term debt.............................        (78)           --
                                                                -------       -------
    Net cash provided by financing activities...............     14,622         4,000
                                                                -------       -------
Net increase (decrease) in cash.............................      2,363          (437)
Cash at beginning of period.................................        596           448
                                                                -------       -------
Cash at end of period.......................................    $ 2,959       $    11
                                                                =======       =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................    $ 6,839       $ 7,578
    Income taxes............................................    $ 9,130       $    --

          See accompanying notes to consolidated financial statements.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED)

(1) COMPANY OPERATIONS

    Special Devices, Incorporated, a Delaware corporation, and its wholly owned subsidiary Scot, Incorporated ("Scot"), which was sold in September 2000, collectively referred to as the "Company", is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems as well as in various aerospace applications. The Company's primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system or to provide precision ignitions in aerospace-related products.

    We have two divisions: an Automotive Products Division and an Aerospace Division. We believe that our Automotive Products Division is the world's largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use our product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers ("OEM's"). Our Aerospace Division supplies initiators and other advanced pyrotechnic products to aerospace companies. Those companies, in turn, use our products in a variety of applications including tactical missile systems, weapons and launch vehicles.

    Our principal executive offices are located at 14370 White Sage Road, Moorpark, California 93021 and our phone number is (805) 553-1200.

    Certain of the outstanding shares of Common Stock held by certain stockholders (the additional rollover shares) are subject to the right, under certain conditions, to require the Company to purchase all or a portion of the additional rollover shares at a price per share based on a formula. Accordingly, the additional rollover shares have been recorded as redeemable common stock.

(2) INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 2000. Operating results for the three-month period ended January 28, 2001 are not necessarily indicative of the operating results for the full year.

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) (CONTINUED)

(3) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137 in July 1999 which deferred the effective date of SFAS No. 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 in the first quarter of 2001 and has determined the impact on its financial statements is immaterial.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. The Company will adopt SAB 101 in the fourth quarter of 2001 and does not expect such adoption to have a material impact on either the financial position or results of operations of the Company.

(4) INVENTORIES

    Inventories and inventoried costs relating to long-term contracts consist of the following components:

                                                              JANUARY 28,   OCTOBER 31,
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Raw materials and components................................    $ 7,344       $ 7,241
Work in process.............................................      1,512         1,121
Finished goods..............................................      2,778         3,368
Inventoried costs relating to long-term contracts, net of
  amounts attributed to revenues recognized to date.........     10,685         9,361
                                                                -------       -------
                                                                 22,319        21,091
Less progress payments related to long-term contracts.......         --           614
                                                                -------       -------
  Total inventories.........................................    $22,319       $20,477
                                                                =======       =======

(5) DEBT

    The Company has a credit facility (the "Credit Facility") with a syndicate of banks (the "Banks"), which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $70.0 million Senior Term Loan. On
September 14, 1999, the Company obtained a Waiver and Modification to the Credit Facility which temporarily limited the maximum borrowings under the Revolver to $20.0 million. On January 12, 2001, the Company entered into a Fifth

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) (CONTINUED)

(5) DEBT (CONTINUED)
Amendment and Waiver to the Credit Facility pursuant to which the Banks increased maximum borrowings under the Revolver to $22.5 million.

    As of January 28, 2001, the Company had $19.1 million outstanding under the Revolver. The total amount available under the Revolver at January 28, 2001 was $3.4 million.

    In connection with the Fourth Amendment and Waiver to the Credit Facility entered into on September 18, 2000, the Company and its controlling stockholder entered into a new capital call agreement (the "New Capital Call Agreement") with the Banks. The New Capital Call Agreement requires the controlling stockholder to make a capital contribution to the Company upon the occurrence of certain events. Upon the receipt of any such contributions, the Company is obligated to repay outstanding term loans under the Credit Facility.

    Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

    At January 28, 2001, the Company has outstanding $100.0 million of Senior Subordinated Notes. The Notes are due in December 2008, and bear interest at 11.4%. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under the Credit Facility.

(6) COMMITMENTS AND CONTINGENCIES

    OSHA INVESTIGATIONS. On April 24, 2000, an accidental initiation incident occurred at the premises leased by the Company from McCormick Selph, Inc. ("MSI") in Hollister, California for the Company's microgas generator ("MGG") production line, which it acquired from MSI in July 1999. The incident resulted in the death of one Company employee. Prior to the April 24, 2000 incident, the Company had intended to move its operations in Hollister to its Mesa, Arizona facility. Following the incident, the Company moved its MGG production to Mesa and ceased operations at the Hollister facility. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance on October 20, 2000 of citations for alleged safety violations and proposed fines aggregating approximately $250,000. The Company has appealed the citations and the appeal is pending. Because the accident resulted in a fatality, Cal-OSHA's Bureau of Investigation is required to conduct its own investigation to determine whether to refer the matter to the District Attorney's Office. At this point, given the limited information available regarding the Bureau of Investigation's inquiry, it is impossible to predict or assess the likelihood of an unfavorable outcome. On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility. Two employees were injured. Cal-OSHA is conducting a post-incident and process safety management inspection. We do not have the results of the inspection, and, thus, at this stage, it is not possible to predict or assess the likelihood of an unfavorable outcome. Also at this stage, it is not possible to predict the amount of potential liabilities

                         SPECIAL DEVICES, INCORPORATED
                                 AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(UNAUDITED) (CONTINUED)

(6) COMMITMENTS AND CONTINGENCIES (CONTINUED) associated with these pending Cal-OSHA matters, which could result in civil and/or criminal liabilities and penalties, and could cause the Company's defense operations to be suspended or debarred from military or government sales which would materially and adversely affect our financial condition, results of operations and liquidity.

    The Company is a defendant in various other pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon the Company's results of operations, financial position or liquidity.

(7) SEGMENT INFORMATION

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              JANUARY 28,   JANUARY 30,
                                                                 2001          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Net sales:
  Automotive Products.......................................    $30,181       $32,200
  Aerospace Products........................................      4,424         6,631
                                                                -------       -------
    Total net sales.........................................    $34,605       $38,831
                                                                =======       =======
Earnings from operations:
  Automotive Products.......................................    $ 1,741       $ 1,767
  Aerospace Products........................................        829           883
                                                                -------       -------
    Total earnings from operations..........................    $ 2,570       $ 2,650
                                                                =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Condensed Consolidated Statements of Operations.

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              JANUARY 28,   JANUARY 30,
                                                                 2001          2000
                                                              -----------   -----------
Automotive Products Division:
  Net sales.................................................     100.0%        100.0%
  Cost of sales.............................................      84.1          84.9
                                                                 -----         -----
  Gross profit..............................................      15.9          15.1
  Operating expenses........................................      10.1           9.6
                                                                 -----         -----
  Earnings from operations..................................       5.8%          5.5%
                                                                 =====         =====
Aerospace Division:
  Net sales.................................................     100.0%        100.0%
  Cost of sales.............................................      64.0          66.2
                                                                 -----         -----
  Gross profit..............................................      36.0          33.8
  Operating expenses........................................      17.3          20.5
                                                                 -----         -----
  Earnings from operations..................................      18.7%         13.3%
                                                                 =====         =====

COMPARISON OF THE THREE MONTHS ENDED JANUARY 28, 2001 TO THE THREE MONTHS ENDED JANUARY 30, 2000

NET SALES

    Consolidated net sales for the first quarter of 2001 were $34.6 million, compared to consolidated net sales of $38.8 million for the first quarter of 2000. Excluding Scot, Incorporated ("Scot"), a wholly owned subsidiary sold in September 2000, consolidated net sales for the first quarter of 2000 were $37.1 million. Net sales for the Automotive Products Division in the first quarter of 2001 decreased 6.2% to $30.2 million from $32.2 million in the first quarter of 2000 primarily due to lower contractual prices partially offset by increased unit shipments. Net sales for the Aerospace Division in the first quarter of 2001 were $4.4 million compared with $6.6 million in the first quarter of 2000. Excluding Scot, net sales for the Aerospace Division decreased 10.2% to $4.4 million for the first quarter of 2001 compared with $4.9 million in the first quarter of 2000. The decrease was primarily due to the timing of shipments.

GROSS PROFIT

    Consolidated gross profit for the first quarter of 2001 was $6.4 million, compared to consolidated gross profit of $7.0 million for the first quarter of 2000. Excluding Scot, consolidated gross profit for the first quarter of 2000 was $6.1 million. Gross profit for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Automotive Products Division in the first quarter of 2001 was $4.8 million, or 15.9% of division net sales, compared with gross profit for the first quarter of 2000 of $4.9 million, or 15.1% of division net sales. The increase is primarily due to increased unit shipments partially offset by unit price decreases. Gross profit for the Aerospace Division in the first quarter of 2001 was $1.6 million, or 36.0% of division net sales, compared with gross profit for the first quarter of 2000 of $2.2 million, or 33.8% of division net sales. Excluding Scot, gross profit for the Aerospace Division in the first quarter of 2000 was $1.3 million, or 26.2% of division net sales. The increase is primarily due to shipments on higher margin contracts in 2001 compared with 2000.

OPERATING EXPENSES

    Consolidated operating expenses for the first quarter of 2001 were $3.8 million, compared with consolidated operating expenses of $4.4 million for the first quarter of 2000. Excluding Scot, consolidated operating expenses were $3.5 million for the first quarter of 2000. Operating expenses for the Automotive Products Division were $3.1 million in 2001 and 2000, or 10.1% and 9.6% of division net sales in 2001 and 2000, respectively. The increase as a percentage of net sales is primarily attributed to stable operating expenses on lower net sales. Operating expenses for the Aerospace Division for the first quarter of 2001 were $0.8 million, or 17.3% of division net sales, compared with operating expenses of $1.4 million, or 20.5% of division net sales, for the first quarter of 2000. Excluding Scot, operating expenses for the Aerospace Division for the first quarter of 2000 were $0.5 million, or 10.2% of division net sales. The increase as a percentage of net sales is primarily attributed to increased general and administrative expenses on lower net sales.

OTHER INCOME AND EXPENSE

    Interest expense was $3.9 million in the first quarter of 2001, a $1.1 million decrease compared with interest expense of $5.0 million for the first quarter of 2000. The decrease was due to a reduction in outstanding debt. Average debt outstanding was $142.5 million in the first quarter of 2001, compared with $177.2 million in the first quarter of 2000. The decrease was primarily due to the use of the net proceeds from the Scot divestiture to repay borrowings under the Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

    We have a credit facility (the "Credit Facility") with a syndicate of banks (the "Banks"), which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $70.0 million Senior Term Loan. On September 14, 1999, we obtained a Waiver and Modification to the Credit Facility which temporarily limited the maximum borrowings under the Revolver to $20.0 million. On
January 12, 2001, we entered into a Fifth Amendment and Waiver to the Credit Facility pursuant to which the Banks increased maximum borrowings under the Revolver to $22.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Our principal sources of liquidity are cash flow from operations and borrowings under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

    Working capital requirements in 2001 have increased compared to 2000 to service principal payments on our long-term debt and to support increases in inventories. As of January 28, 2001, we had $19.1 million outstanding under the Revolver. The total amount available under the Revolver at January 28, 2001 was $3.4 million subject to compliance with certain financial covenants. As of January 28, 2001, we were in compliance with all such covenants.

    Our ability to make scheduled payments of principal on, or to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on our future performance which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. While management believes that we will be able to meet our liquidity needs, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Revolver in an amount sufficient to enable us to service our debt, or to fund our other liquidity needs.

CAPITAL CALL AGREEMENT

    In connection with a previous amendment to our Credit Facility on January 26, 2000, we and our controlling stockholder entered into a capital call agreement (the "Capital Call Agreement").

    On September 18, 2000, in connection with the Fourth Amendment and Waiver to the Credit Facility, the Capital Call Agreement was terminated, and we and our controlling stockholder entered into a new capital call agreement (the "New Capital Call Agreement") with the Banks. The New Capital Call Agreement requires the controlling stockholder to make a capital contribution to the Company upon the occurrence of certain events. Upon the receipt of any such contributions, we are obligated to repay outstanding term loans under the Credit Facility.

EQUITY OFFERING

    In addition to the commitments contained in the New Capital Call Agreement, we reached an agreement with our controlling stockholder to provide a minimum of $2.5 million of equity capital to the Company, subject to the subscription rights of certain other stockholders of the Company to participate in the offering. Closing is anticipated on or before February 28, 2001. Proceeds are to be used for general corporate purposes.

ACCOUNTING DEVELOPMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137 in July 1999 which deferred the effective date of SFAS No. 133 until the first quarter of fiscal years beginning after June 15, 2000. We have adopted SFAS No. 133 in the first quarter of 2001 and have determined the impact on our financial statements is immaterial.

REVENUE RECOGNITION

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. We will adopt SAB 101 in the fourth quarter of 2001 and do not expect such adoption to have a material impact on the financial position, results of operations or cash flows of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. We have entered into an interest rate swap arrangement to alter interest rate exposure, as described below. This arrangement allows us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount.

    In March 1999, as required under the Credit Facility, we entered into an interest rate swap agreement with the agent under the Credit Facility. Under the swap agreement, which is in the notional principal amount of $35.0 million, we are required to pay a fixed rate of 5.4% plus 175 basis points to the agent on each March 17, June 17, September 17 and December 17, commencing on June 17, 1999. On those same dates, we will receive a floating-rate payment from the agent based on the three-month LIBOR rate. The swap agreement terminates on March 7, 2001.

    We also are exposed to market risks related to fluctuations in interest rates on the senior subordinated notes (the "Notes") we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For legal proceedings, see our annual report on Form 10-K405 for the year ended October 31, 2000.

ITEM 2 THROUGH 5.

    Omitted as not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------
        1.1(k)          Purchase Agreement, dated as of December 11, 1998, among SDI
                        Acquisition Corp. and BT Alex. Brown Incorporated and
                        Paribas Corporation.
        2.1(a)          Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition
                        Corp.
        2.2(b)          Amendment No. 1, dated as of October 27, 1998, to the
                        Amended and Restated Agreement and Plan of Merger between
                        the Company and SDI Acquisition Corp.
        2.3(c)          Guaranty Agreement, dated as of June 19, 1998, between J.F.
                        Lehman Equity Investors I, LP and the Company.
        3.1(k)          Certificate of Incorporation of the Company.
        3.2(k)          Bylaws of the Company.
        3.3(k)          Certificate of Incorporation of Scot, Incorporated.
        3.4(k)          By laws of Scot, Incorporated.
        4.1(k)          Indenture, dated as of December 15, 1998, among SDI
                        Acquisition Corp., the Guarantors named therein and United
                        States Trust Company of New York, as Trustee.
        4.2(k)          First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the
                        United States Trust Company of New York, as Trustee.
        4.3(k)          Form of 11 3/8% Senior Subordinated Note due 2008, Series A
                        (see Exhibit A of the First Supplemental Indenture in
                        Exhibit 4.2).
        4.4(k)          Form of 11 3/8% Senior Subordinated Note due 2008, Series B
                        (see Exhibit B of the First Supplemental Indenture in
                        Exhibit 4.2).
        4.5(k)          Registration Rights Agreement, dated as of December 15,
                        1998, among SDI Acquisition Corp., as Issuer and BT Alex.
                        Brown Incorporated and Paribas Corporation as Initial
                        Purchasers.
       10.1(k)          Assumption Agreement, dated as of December 15, 1998, by the
                        Company and Scot, Incorporated, assuming, among other
                        things, the obligations of SDI Acquisition Corp. under the
                        Purchase Agreement and the Registration Rights Agreement.
       10.2(k)          Credit Agreement, dated as of December 15, 1998, among the
                        Company, various banks and Bankers Trust Company, as Lead
                        Arranger and Administrative Agent.
       10.3(k)          Security Agreement, dated as of December 15, 1998, by the
                        Company and Scot, Incorporated in favor of Bankers Trust
                        Company.

EXHIBIT NO.             DESCRIPTION
-----------             -----------
       10.4(k)          Pledge Agreement, dated as of December 15, 1998, by the
                        Company and Scot, Incorporated in favor of Bankers Trust
                        Company.
       10.5(k)          Subsidiaries Guarantee, dated as of December 15, 1998, by
                        Scot, Incorporated in favor of Bankers Trust Company.
       10.6(k)          Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
       10.7(k)          Management Services Agreement, dated as of December 15,
                        1998, between the Company and J.F. Lehman & Company.
       10.8(k)          Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity
                        Investors I, LP and JFL Co-Invest Partners I, LP.
       10.9(k)          Amendment No. 1 to Subscription Agreement, dated as of
                        December 3, 1998, among the Company, Paribas Principal Inc.,
                        J.F. Lehman Equity Investors I, LP and JFL Co-Invest
                        Partners I, LP.
       10.10(k)         Amendment No. 2 to Subscription Agreement, dated as of
                        December 15, 1998, among the Company, Paribas Principal
                        Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest
                        Partners I, LP.
       10.11(k)         Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors
                        I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family
                        Trust, by Walter Neubauer trustee, and the Treinen Family
                        Trust, by Thomas F. Treinen trustee.
       10.12(k)         Pledge Agreement, dated as of December 15, 1998, between the
                        Neubauer Family Trust, by Walter Neubauer, trustee and
                        J.F. Lehman & Company.
       10.13(k)         Rollover Stockholders Agreement, dated as of December 15,
                        1998, among the Company, J.F. Lehman & Co., the Neubauer
                        Family Trust, by Walter Neubauer trustee, and the Treinen
                        Family Trust, by Thomas F. Treinen trustee.
       10.14(k)         Pledge Agreement, dated as of December 15, 1998, between
                        Thomas Treinen Family Trust, by Thomas F. Treinen, trustee and J.F. Lehman & Company.
       10.15(k)         Registration Rights Agreement, dated as of December 15,
                        1998, among the Company, J.F. Lehman Equity Investors I, LP,
                        JFL Co-Invest Partners I, LP, Paribas Principal Inc., the
                        Neubauer Family Trust, by Walter Neubauer trustee, and the
                        Treinen Family Trust, by Thomas F. Treinen trustee.
       10.16(d)         Lease dated May 1, 1991 between the Company and Placerita
                        Land and Farming Company.
       10.17(d)         Letter Agreement dated June 8, 1990 between the Company and
                        Hermetic Seal Corporation.
       10.18(d)         Master Purchase Agreement, dated May 15, 1990, between the
                        Company and TRW Inc. (confidential treatment granted as to part).
       10.19(d)         Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
       10.20(e)         Amended and Restated 1991 Stock Incentive Plan of the
                        Company.
       10.21(d)         Special Devices, Incorporated 401(k) Plan.
       10.22(e)         First Amendment to Master Purchase Agreement, dated
                        February 25, 1993, between the Company and TRW, Inc.
                        (confidential treatment granted as to part).
       10.23(f)         Letter Agreement, dated November 30, 1994 between the
                        Company and Hermetic Seal Corporation (confidential
                        treatment granted as to part).

EXHIBIT NO.             DESCRIPTION
-----------             -----------
       10.24(f)         Employment Agreement dated September 7, 1994, between the
                        Company, Scot, Incorporated and Samuel Levin.
       10.25(g)         Second Amendment to Master Purchase Agreement, dated
                        March 8, 1995, between the Company and TRW, Inc.
                        (confidential treatment granted as to part).
       10.26(h)         Supply Agreement dated as of November 14, 1995 between the
                        Company and Autoliv International, Inc. (confidential
                        treatment requested as to part).
       10.27(i)         Development Agreement, dated August 28, 1996, between
                        Company and the City of Moorpark.
       10.28(j)         Purchase Agreement, dated September 30, 1997, between the
                        Company and Hermetic Seal Corporation (confidential
                        treatment requested as to part).
       10.29(l)         Employment Agreement dated October 1, 1999 between the
                        Company and Thomas W. Cresante.
       10.30(l)         Non-competition Agreement, dated July 29, 1999, between
                        Scot, Incorporated and Samuel Levin.
       10.31(l)         1999 Stock Option Plan dated June 23, 1999.
       10.32(l)         Contribution, License, and Lease Agreement between McCormick
                        Selph, Inc. and the Company dated May 17, 1999.
       10.33(l)         Capital Call Agreement dated January 26, 2000 among the
                        Company, various banks, and Bankers Trust Company as
                        Administrative Agent.
       10.34(l)         Second Amendment to Credit Agreement, dated January 26, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
       10.35(n)         Third Amendment to Credit Agreement, dated June 7, 2000
                        among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
       10.36(n)         Fourth Amendment to Credit Agreement, dated September 18,
                        2000 among the Company, various banks, and Bankers Trust
                        Company, as Lead Arranger or Administrative Agent.
       10.37(n)         Fifth Amendment to Credit Agreement, dated January 12, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
       10.38(n)         Capital Call Agreement dated September 18, 2000 among the
                        Company, various banks, and Bankers Trust Company as
                        Administrative Agent.
       25.1(k)          Form T-1 Statement of Eligibility of United States Trust
                        Company of New York to act as trustee under the Indenture.
       99.1(m)          Special Devices, Incorporated Press Release dated
                        September 22, 2000.
       99.2(m)          Agreement and Plan of Merger between the Company and Wind
                        Point Partners IV, LP.

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

    (n) Previously filed as an exhibit to the Company's Annual Report on Form 10-K405 for the fiscal year ended October 31, 2000 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPECIAL DEVICES, INCORPORATED

Dated: February 22, 2001                                /S/ THOMAS W. CRESANTE
                                   ----------------------------------------------------
                                                          Thomas W. Cresante
                                            Director, President and Chief Executive Officer
                                                     (Principal Executive Officer)

Dated: February 22, 2001                                 /S/ DONALD C. CAMPION
                                   ----------------------------------------------------
                                                           Donald C. Campion
                                    Executive Vice President and Chief Financial Officer (Principal
                                                   Financial and Accounting Officer)