Form 10-Q
period 2001-04-29
SPECIAL DEVICES INC /DE
filed 2001-06-13
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: April 29, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-19330

SPECIAL DEVICES, INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3008754 (I.R.S. Employer Identification No.)
14370 White Sage Road, Moorpark, California 93021 (Address of principal executive offices)
(805) 553-1200 (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. days.  Yes /x/  No / /

    At June 12, 2001 the total number of outstanding shares of the registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	April 29, 2001	October 31, 2000
ASSETS
Current assets:
Cash	$3,025	$596
Accounts receivable, net of allowance for doubtful accounts of $843 at April 29, 2001 and $393 at October 31, 2000	16,677	17,346
Inventories	10,396	11,730
Deferred tax assets	3,011	2,411
Prepaid expenses and other current assets	4,972	3,890

Total current assets	38,081	35,973

Property, plant and equipment, at cost	130,615	130,685
Less accumulated depreciation and amortization	(54,508)	(49,612)

Net property, plant and equipment	76,107	81,073
Other assets, net of accumulated amortization	7,760	8,109
Net assets of discontinued operations	16,489	12,688

	$138,437	$137,843

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,478	$16,553
Other current liabilities	12,301	24,772
Revolving line of credit	22,225	4,400
Current portion of long-term debt	3,500	5,157

Total current liabilities	50,504	50,882

Deferred income taxes	5,232	5,232
Long-term debt, net of current portion	125,618	125,618

Total liabilities	181,354	181,732

Commitments and contingencies (Note 9)
Redeemable preferred stock	4,000	—
Redeemable common stock	32,125	30,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized: 3,712,764 shares issued and outstanding at April 29, 2001 and October 31, 2000	30	30
Additional paid-in capital	68,602	70,102
Retained earnings (deficit)	(147,674)	(144,646)

Total stockholders' equity (deficit)	(79,042)	(74,514)

	$138,437	$137,843

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 29, 2001	April 30, 2000	April 29, 2001	April 30, 2000
Net sales	$33,263	$34,732	$63,444	$66,931
Cost of sales	27,505	30,096	53,092	57,678

Gross profit	5,758	4,636	10,352	9,253

Operating expenses	3,764	2,747	7,153	5,988
Environmental and other investigation costs	1,000	—	1,000	—

Total operating expenses	4,764	2,747	8,153	5,988

Earnings from operations	994	1,889	2,199	3,265

Other expense:
Interest expense	(3,735)	(3,943)	(7,200)	(8,462)
Other expense, net	(1,613)	(393)	(1,850)	(593)

Total other expense	(5,348)	(4,336)	(9,050)	(9,055)

Loss from continuing operations before income taxes	(4,354)	(2,447)	(6,851)	(5,790)
Income tax benefit	(1,742)	(986)	(2,740)	(2,324)

Loss from continuing operations	(2,612)	(1,461)	(4,111)	(3,466)

Discontinued operations:
Earnings from discontinued operations before income taxes	855	2,165	1,804	2,893
Income tax provision	342	870	721	1,161

Earnings from discontinued operations	513	1,295	1,083	1,732

Net loss	$(2,099)	$(166)	$(3,028)	$(1,734)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	April 29, 2001	April 30, 2000
Cash Flows From Operating Activities:
Net loss from continuing operations	$(4,111)	$(3,466)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	6,710	7,498
Loss on retirement of assets	1,211	—
Deferred income taxes	(600)	1,975
Changes in assets and liabilities:
Accounts receivable and other assets	(465)	(4,811)
Inventories	1,334	(1,923)
Accounts payable and other liabilities	(5,997)	3,646
Income taxes payable	(10,549)	—

Net cash (used for) provided by continuing operations	(12,467)	2,919
Net cash used for discontinued operations	(2,489)	(777)

Net cash (used for) provided by operating activities	(14,956)	2,142

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,341)	(9,703)
Net investing activities of discontinued operations	(442)	(75)

Net cash used for investing activities	(2,783)	(9,778)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	17,825	8,000
Repayment of long-term debt	(1,657)	(350)
Proceeds from issuance of redeemable preferred stock	4,000	—
Other	—	278

Net cash provided by financing activities	20,168	7,928

Net increase in cash	2,429	292
Cash at beginning of period	596	448

Cash at end of period	$3,025	$740

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,898	$9,509
Income taxes	$9,130	$—

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

1.  Company Operations

    Special Devices, Incorporated, a Delaware corporation (the "Company" or "SDI"), is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. The Company's primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system. We believe that the Automotive Products Division is the world's largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use SDI's product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers.

    The divestiture of the Aerospace Division, which included Scot, Incorporated ("Scot"), was completed in a series of transactions in 2000 and 2001. As previously disclosed, Scot was divested on September 21, 2000. The assets of the remaining operations of the Aerospace Division were sold on May 11, 2001 (the "Aerospace Sale"). See Note 10.

    The principal executive offices of the Company are located at 14370 White Sage Road, Moorpark, California 93021 and its phone number is (805) 553-1200.

2.  Interim Financial Statements

    The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 2000. Operating results for the six-month period ended April 29, 2001 are not necessarily indicative of the operating results for the full year.

3.  Recent Accounting Pronouncements

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

4.  Inventories

    Inventories consist of the following components:

	April 29, 2001	October 31, 2000
	(In thousands)
Raw materials and components	$6,759	$7,241
Work in process	1,378	1,121
Finished goods	2,259	3,368

Total inventories	$10,396	$11,730

    Inventory amounts relating to the Aerospace Division were reclassified to "Net Assets of Discontinued Operations" in the Consolidated Balance Sheet at April 29, 2001 and October 31, 2000.

5.  Debt

    The Company has a credit facility (the "Credit Facility") with a syndicate of banks (the "Banks"), which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $70.0 million Senior Term Loan. On September 14, 1999, the Company obtained a Waiver and Modification to the Credit Facility that temporarily limited the maximum borrowings under the Revolver to $20.0 million. On January 12, 2001, the Company entered into a Fifth Amendment and Waiver to the Credit Facility pursuant to which the Banks increased maximum borrowings under the Revolver to $22.5 million. As of April 29, 2001, the Company had $22.2 million outstanding under the Revolver. The total amount available under the Revolver at April 29, 2001 was $0.3 million.

    On April 25, 2001, the Company entered into a Sixth Amendment and Waiver to the Credit Facility (the "Sixth Amendment") pursuant to which the Aerospace Sale (see Note 10) and a real estate transaction (the "Real Estate Transaction") (see Note 11) were approved, the Capital Call Agreement established by the Fourth Amendment and Waiver to the Credit Facility was cancelled, the maturity date of the Credit Facility was shortened to April 30, 2002 and certain financial covenants were amended. The Company paid in full its Senior Term Loan in the amount of $29.1 million and repaid $14.1 million in borrowings under the Revolver from the proceeds of the Aerospace Sale on May 11, 2001. Concurrently, pursuant to the Sixth Amendment, maximum borrowings under the Revolver were increased to $25.0 million, less $9.0 million reserved for estimated income taxes on the gain on the Aerospace Sale. As of May 11, 2001, the Company had $8.1 million of borrowings and $2.0 million of letters of credit outstanding under the Revolver. The total amount available under the Revolver at May 11, 2001 was $5.9 million.

    On June 5, 2001, the Company repaid $8.1 million in borrowings under the Revolver and funded an escrow account (the "Escrow") at the Banks in the amount of $9.0 million from the proceeds of the Real Estate Transaction. Concurrently, pursuant to the Sixth Amendment, the Company's maximum borrowings under the Revolver were permanently reduced to $8.5 million. The Escrow is for estimated income taxes due in October 2001 on the Aerospace Sale. As of June 5, 2001, the Company had no borrowings and $4.0 million of letters of credit outstanding under the Revolver. The total amount available under the Revolver at June 5, 2001 was $4.5 million.

    Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

    At April 29, 2001, the Company had $100.0 million of Senior Subordinated Notes (the "Notes") outstanding. The Notes are due in December 2008, and bear interest at 11.4%. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinated to its obligations under the Credit Facility.

    The fair value and carrying amount of long-term debt, including short-term borrowings, are as follows:

	April 29, 2001	October 31, 2000
	(In thousands)
Fair value	$83,343	$55,175
Carrying amount	$151,343	$135,175

    The Company's borrowings under the Senior Term Loan and the Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of the Senior Term Loan and Revolver is a reasonable estimate of its fair value. The Notes are traded occasionally in public markets.

6.  Redeemable Preferred Stock

    The Company issued 4,000 shares of Series A Cumulative Convertible Preferred Stock ("Preferred Stock") to participating stockholders on February 28, 2001 for a total consideration of $4.0 million.

    The Preferred Stock is redeemable at the option of the Company at any time at a stated liquidation value of one thousand dollars per share (the "Stated Liquidation Value") plus accrued dividends (the "Liquidation Preference"). Holders of the Preferred Stock have the option to require the Company to redeem their shares at the Liquidation Preference upon a change in control as defined. The Preferred Stock has therefore been recorded as Redeemable Preferred Stock.

    The Preferred Stock is convertible into the Company's Common Stock upon the occurrence of certain triggering events as defined, which include the fifth anniversary of the issuance of the Preferred Stock. Each share of Preferred Stock is convertible into the number of shares of Common Stock which results from dividing the Stated Liquidation Value by the conversion price (the "Conversion Price"). The Conversion Price is $5.00 per share.

7.  Redeemable Common Stock

    Some of the outstanding shares of Common Stock held by certain stockholders, are subject to the right, under certain conditions, to require the Company to purchase all or a portion of these shares at a price per share based on a formula. Accordingly, these shares have been recorded as redeemable common stock.

8.  Stockholders' Equity

    The Company issued warrant certificates in June 2001 for 135,382 warrants in connection with the Real Estate Transaction. The warrant certificates expire in June 2021 and entitle the holders to purchase one share of Common Stock, par value of $.01, for each warrant at an exercise price of $34.00 per share.

9.  Commitments and Contingencies

    OSHA Investigations.  On April 24, 2000, an accidental initiation incident occurred at the premises leased by the Company from McCormick Selph, Inc. ("MSI") in Hollister, California for the

Company's microgas generator ("MGG") production line, which it acquired from MSI in July 1999. The incident resulted in the death of one of the Company's employees and injury to another. Prior to the April 24, 2000 incident, the Company had intended to move its MGG operations in Hollister to its Mesa, Arizona facility. Following the incident, the Company moved its MGG production to Mesa and ceased operations at the Hollister facility. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance on October 20, 2000 of administrative citations for alleged safety violations and proposed fines aggregating approximately $250,000. The Company appealed the citations and the appeal is pending. The District Attorney's Office for San Benito County filed a complaint on April 23, 2001 charging the Company with two misdemeanors and two felonies. On May 8, 2001, SDI entered into a civil and criminal settlement agreement pursuant to which the pending case was resolved for a total of $1.0 million which was accrued during the quarter ended April 29, 2001. Under the agreement, SDI entered a nolo contendere plea to the two misdemeanor violations, and will pay a $30,000 criminal fine and a $970,000 civil settlement. The $970,000 civil settlement will be offset by: (1) payments of up to $200,000 to resolve the Cal-OSHA administrative citations; (2) payments of up to $200,000 made to victims of the accident and their families; and (3) payments of up to $20,000 for the State's investigation costs. Further proceedings on the two felony counts are stayed for two years and will be dismissed upon SDI's completion of a two-year term of probation.

    One other Cal-OSHA investigation is pending. On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility. Two employees were injured. Cal-OSHA conducted a post-incident and process safety management inspection, which resulted in the issuance in late February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company has appealed the citations and the appeal is pending. Because the accident resulted in a serious injury, the Cal-OSHA's Bureau of Investigation ("BOI") is conducting its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. Given the limited information available regarding the BOI's inquiry, it is impossible to predict or assess the likelihood of an unfavorable outcome. At this stage, it is not possible to predict or assess the amount of potential liabilities associated with this pending Cal-OSHA matter, which could result in civil and/or criminal liabilities and penalties.

    Other Litigation.  The Company is a defendant in various other pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon the Company's results of operations, financial position or liquidity.

10.  Aerospace Sale

    The Aerospace Division, which included Scot, Incorporated, comprised our Aerospace segment (the "Aerospace Segment"). As previously disclosed, the Company divested Scot on September 21, 2000. On May 11, 2001 the Company completed the sale of the assets comprising the remaining operations of the Aerospace Division. Proceeds from the sale were used to pay senior indebtedness pursuant to the Sixth Amendment. See Note 5. A related party received a transaction fee of $0.5 million and expense reimbursements as advisors to the transaction.

    The disposal of the Aerospace Segment has been accounted for as discontinued operations ("Discontinued Operations") in accordance with GAAP. The divestiture of Scot was originally accounted for as a sale of a subsidiary since it was only a part of the Company's Aerospace operations.

Due to the sale of the remainder of the Aerospace operations, the Company is required by GAAP to reclassify the Scot transaction and the results of Scot's operations to Discontinued Operations.

    The assets and liabilities of the Aerospace Segment shown net as "Net Assets of Discontinued Operations" in the Company's Consolidated Balance Sheets at April 29, 2001 and October 31, 2000, are comprised of the following.

	April 29, 2001	October 31, 2000
Accounts receivable	$5,817	$4,343
Inventories	10,361	8,748
Other current assets	53	—
Net property, plant and equipment	2,072	1,558
Other assets	33	33

Total assets	18,336	14,682

Accounts payable	1,546	1,740
Accrued liabilities	301	254

Total liabilities	1,847	1,994

Net assets of discontinued operations	$16,489	$12,688

    Net sales of the Aerospace Division were $11.1 million and $19.5 million for the six months ended April 29, 2001 and April 30, 2000, respectively. Net sales of the Aerospace Division were $6.7 million and $12.9 million for the three months ended April 29, 2001 and April 30, 2000, respectively.

11.  Real Estate Transaction

    On June 5, 2001 the Company completed the sale and leaseback of its facilities in Moorpark, California and Mesa, Arizona to Autosafe Airbag 14(CA) LP and Autosafe Airbag 12(CA) LP for gross consideration of $31.4 million in cash and $4.6 million in notes receivable. Net cash proceeds were $26.8 million which were used to pay senior indebtedness and to establish an escrow account for income taxes due on the Aerospace Sale pursuant to the Sixth Amendment (see Note 5) and for general corporate purposes. A related party received a transaction fee of $1.0 million and expense reimbursements as advisors to the transaction.

    Net proceeds after transaction expenses were $33.4 million and the assets sold had a net book value of $38.6 million at June 5, 2001 resulting in a loss of approximately $5.2 million that will be recognized in the Company's financial statements for the quarter ending July 29, 2001. Depreciation expense related to the assets sold was $1.1 million for the six months ended April 29, 2001 and $2.1 million million for the year ended October 31, 2000. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations based on the Consumer Price Index beginning in 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    As discussed in Note 10 to the Consolidated Financial Statements in Part I, we sold the assets comprising our remaining Aerospace operations on May 11, 2001 and the results of operations for the Aerospace Segment have been reclassified to Discontinued Operations. The narrative that follows relates to the continuing operations of our Automotive Products Division.

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	April 29, 2001	April 30, 2000	April 29, 2001	April 30, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.7	86.7	83.7	86.2

Gross profit	17.3	13.3	16.3	13.8

Operating expenses	11.3	7.9	11.3	8.9
Environmental and other investigation costs	3.0	—	1.6	—

Earnings from operations	3.0%	5.4%	3.4%	4.9%

Comparison of the Three Months Ended April 29, 2001 to the Three Months Ended April 30, 2000

Net Sales

    Consolidated net sales for the second quarter of 2001 were $33.3 million, compared to consolidated net sales of $34.7 million for the second quarter of 2000. The decrease was primarily due to lower contractual prices partially offset by increased unit shipments.

Gross Profit

    Consolidated gross profit for the second quarter of 2001 was $5.8 million or 17.3% of consolidated net sales, compared to consolidated gross profit of $4.6 million or 13.3% of consolidated net sales for the second quarter of 2000. The increase is primarily due to increased unit shipments and cost reductions, partially offset by unit price decreases.

Operating Expenses

    Consolidated operating expenses for the second quarter of 2001 were $3.8 million or 11.3% of consolidated net sales, compared with consolidated operating expenses of $2.7 million or 7.9% of consolidated net sales for the second quarter of 2000 (excluding expenses related to environmental and other investigations in both years). The increase is primarily due to lower net sales in 2001 and an accrued incentive bonus plan in 2001.

Expenses Related to Government Investigations

    There were $1.0 million in expenses related to the settlement of the OSHA Hollister investigation in the second quarter of 2001, while no such expenses were incurred in the second quarter of 2000. See Note 9 to our Financial Statements in Part I.

Other Expense

    Interest expense was $3.7 million for the second quarter of 2001 compared to interest expense of $3.9 million for the second quarter of 2000. The decrease was due to a reduction in outstanding debt. Average debt outstanding was $150.6 million in the second quarter of 2001, compared with $181.0 million in the second quarter of 2000. The decrease was primarily due to the use of the net proceeds from the Scot divestiture to repay borrowings under the Credit Facility.

    Other expense, net was $1.6 million for the second quarter of 2001 compared with $0.4 million for the second quarter of 2000. The increase was due to a $1.2 million loss on disposition of assets related to our discontinued glass seal operations recorded in the second quarter of 2001.

Comparison of the Six Months Ended April 29, 2001 to the Six Months Ended April 30, 2000

Net Sales

    Consolidated net sales for the six months ended April 29, 2001 were $63.4 million, compared to consolidated net sales of $66.9 million for the same period in 2000. The decrease was primarily due to lower contractual prices partially offset by increased unit shipments.

Gross Profit

    Consolidated gross profit for the six months ended April 29, 2001 was $10.4 million or 16.3% of consolidated net sales, compared to consolidated gross profit of $9.3 million or 13.8% of consolidated net sales for the same period in 2000. The increase is primarily due to increased unit shipments and cost reductions, partially offset by unit price decreases.

Operating Expenses

    Consolidated operating expenses for the six months ended April 29, 2001 were $7.2 million or 11.3% of consolidated net sales, compared with consolidated operating expenses of $6.0 million or 8.9% of consolidated net sales for the same period in 2000 (excluding expenses for environmental and other investigations in both years). The increase is primarily attributed to lower net sales in 2001 and an accrued incentive bonus plan in 2001.

Expenses Related to Government Investigations

    There were $1.0 million in expenses related to the settlement of the OSHA Hollister investigation in the first six months of 2001, while no such expenses were incurred in the first six months of 2000. See Note 9 to our Financial Statements in Part I.

Other Expense

    Interest expense was $7.2 million for the six months ended April 29, 2001, a $1.3 million decrease compared with interest expense of $8.5 million for the same period in 2000. The decrease was due to a reduction in outstanding debt. Average debt outstanding was $143.3 million in the six months ended April 29, 2001, compared with $179.0 million in the same period in 2000. The decrease was primarily due to the use of the net proceeds from the Scot divestiture to repay borrowings under the Credit Facility.

    Other expense, net was $1.8 million for the six months ended April 29, 2001, compared with $0.6 million for the six months ended April 30, 2000. The increase was due to a $1.2 million loss on disposition of assets related to our discontinued glass seal operations recorded in the second quarter of 2001.

Liquidity and Capital Resources

    We have a credit facility (the "Credit Facility") with a syndicate of banks (the "Banks"), which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $70.0 million Senior Term Loan. On September 14, 1999, we obtained a Waiver and Modification to the Credit Facility, which temporarily limited the maximum borrowings under the Revolver to $20.0 million. On January 12, 2001, we entered into a Fifth Amendment and Waiver to the Credit Facility pursuant to which the Banks increased maximum borrowings under the Revolver to $22.5 million.

    On April 25, 2001, we entered into a Sixth Amendment and Waiver to the Credit Facility (the "Sixth Amendment") pursuant to which the Aerospace Sale and the Real Estate Transaction were approved, the Capital Call Agreement established by the Fourth Amendment and Waiver to the Credit Facility was cancelled, the maturity date of the Credit Facility was shortened to April 30, 2002 and certain financial covenants were amended. The proceeds of the Aerospace Sale on May 11, 2001 were used to pay in full our Senior Term Loan and to reduce borrowings under the Revolver. Concurrently, pursuant to the Sixth Amendment, maximum borrowings under the Revolver were increased to $25.0, million less $9.0 million reserved for estimated income taxes on the gain on the Aerospace Sale.

    On June 5, 2001, the Company repaid $8.1 million in borrowings under the Revolver and funded an escrow account (the "Escrow") at the Banks in the amount of $9.0 million from the proceeds of the Real Estate Transaction. Concurrently, pursuant to the Sixth Amendment, maximum borrowings under the Revolver were permanently reduced to $8.5 million. The Escrow is for estimated income taxes due in October 2001 on the Aerospace Sale.

    Our principal sources of liquidity are cash flow from operations and borrowings under the Revolver. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

    Working capital requirements in 2001 have increased compared to 2000 to service principal payments on our long-term debt and to pay income taxes related to the gain on the divestiture of Scot in September 2000. As of June 5, 2001, we had no borrowings and $4.0 million of letters of credit outstanding under the Revolver. The total amount available under the Revolver at June 5, 2001 was $4.5 million subject to compliance with certain financial covenants. As of April 29, 2001 and as of the date of the Aerospace Sale and the date of the Real Estate Transaction, we were in compliance with all such covenants.

    Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on our future performance which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. While management believes that we will be able to meet our liquidity needs, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Revolver in an amount sufficient to enable us to service our debt, or to fund our other liquidity needs.

Capital Call Agreement

    In connection with the Sixth Amendment to our Credit Facility on April 25, 2001, the New Capital Call Agreement was terminated.

Equity Offering

    We sold 4,000 shares of Series A Cumulative Preferred Stock ("Preferred Stock") to participating stockholders on February 28, 2001 for a total consideration of $4.0 million. Proceeds were used for working capital.

Accounting Developments

Revenue Recognition

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. We will adopt SAB 101 in the fourth quarter of 2001 and do not expect such adoption to have a material impact on our financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. Our interest rate swap agreement with the agent under our Credit Facility terminated March 7, 2001.

    We also are exposed to market risks related to fluctuations in interest rates on the senior subordinated notes (the "Notes") we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For OSHA Investigations, see Note 9 to our Financial Statements in Part I that we hereby incorporate by reference. For other legal proceedings, see our Annual Report on Form 10-K405 for the year ended October 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    We sold 4,000 shares of Series A Cumulative Convertible Preferred Stock ("Preferred Stock") to participating stockholders on February 28, 2001 for a total consideration of $4.0 million. The offering was exempt from registration under section 4(2) of the Securities Act and Regulation D. The $4.0 million in proceeds were used for working capital.

    The Preferred Stock is redeemable at our option at any time at a stated liquidation value of one thousand dollars per share (the "Stated Liquidation Value") plus accrued dividends (the "Liquidation Preference"). Holders of the Preferred Stock have the option to require us to redeem their shares at the Liquidation Preference upon a change in control as defined. The Preferred Stock has therefore been recorded as Redeemable Preferred Stock.

    The Preferred Stock is convertible into our Common Stock upon the occurrence of certain triggering events as defined, which include the fifth anniversary of the issuance of the Preferred Stock. Each share of Preferred Stock is convertible into the number of shares of Common Stock which results from dividing the Stated Liquidation Value by the conversion price (the "Conversion Price"). The Conversion Price is $5.00 per share.

ITEM 3 THROUGH 4.

    Omitted as not applicable.

ITEM 5. OTHER INFORMATION

Acquisition or Disposition of Assets

    We completed a real estate transaction on June 5, 2001. See Note 11 to our Financial Statements in Part I that we hereby incorporate by reference. The lease agreement has been filed as an exhibit to this report.

Executive Officers of the Registrant

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

    Joseph A. Stroud is currently a director and Executive Vice President of the Company and also served as interim Chief Financial Officer from June 1999 to October 2000. Mr. Stroud is a General Partner of J.F. Lehman & Company. Mr. Stroud has been affiliated with J.F. Lehman & Company since 1992 and formally joined the firm in 1996. Prior to joining J.F. Lehman & Company, Mr. Stroud was the Chief Financial Officer of Sperry Marine Inc. from 1993 until Litton Industries, Inc. purchased the company in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is currently a director of Elgar Holdings, Inc. and Burke Industries, Inc.

    Louis N. Mintz became Assistant Secretary of the Company in January 2000 and a Director in January 2001. Mr. Mintz is a principal of J.F. Lehman & Company. From 1996 to 1997, Mr. Mintz was a member of the Private Equity Investment Group at Odyssey Partners, LP, and from 1994 to 1996 served as Vice President at Rosecliff, Inc., where he was involved in all aspects of the acquisition and management of several portfolio companies. Prior to joining Rosecliff, Mr. Mintz spent five years with Nevasca Development Corporation, a leading real estate development firm in the resort community of Telluride, Colorado. He began his career at Drexel Burnham Lambert as a financial analyst in the corporate finance department.

    Donald C. Campion, Executive Vice President and Chief Financial Officer, is responsible for all matters relating to the Finance, Human Resources, Management Information Systems and Purchasing functions. Mr. Campion joined the Company in October 2000 in his current position. Prior to joining the Company, Mr. Campion was the Chief Financial Officer of two privately held tier one automotive suppliers: Oxford Automotive from 1997 to 1999 and Cambridge Industries ("Cambridge") from 1999 until the present. Cambridge sold its assets to Meridian Automotive, and as a condition of the sale, Cambridge filed for bankruptcy protection under Chapter 11 in May 2000. Mr. Campion worked for General Motors from 1970 to 1997 including assignments as Chief Financial Officer of their Service Parts Operations from 1993 to 1996 and Senior Vice President and Chief Financial Officer of Delco Electronics from 1996 to 1997. Mr. Campion has a degree in Applied Mathematics and a Master of Business Administration from the University of Michigan.

    John J. Walsh, Executive Vice President and Chief Operating Officer, is responsible for developing and implementing the Company's business strategy and is the corporate champion for the Company's lean manufacturing and Six Sigma programs. Mr. Walsh joined the Company in May 1999 as Vice President of Strategic Marketing and Programs and was promoted to his current position in 2000. Prior to joining the Company, Mr. Walsh was the Director of Sales and Marketing, Aerospace from 1996 to 1999 and the Director of Aerospace, Defense and Specialty Products from 1994 to 1996 for The Ensign-Bickford Company. Mr. Walsh worked as a Product Section Manager and a Business Development Manager from 1986 to 1993 for Thiokol Corporation. From 1977 to 1986, Mr. Walsh worked in various engineering roles for two different aerospace manufacturing firms. Mr. Walsh has a degree in Aeronautical and Astronautical Engineering from Purdue University and a Master of Business Administration from St. Joseph's University.

    James Baglini, Vice President—Energetics, is responsible for the direction and management of the Company's energetics operations. Mr. Baglini joined the Company in September 1999 as Director of Energetic Materials and was promoted to his current position on May 7, 2001. Prior to joining the Company, Mr. Baglini was Manager, Propellant Actuated Devices at Pacific Scientific, a unit of Danaher Corporation from 1997 to 1999. His experience also includes positions as Manager, Propellant Development for OEA, Inc. in Denver, Colorado from 1992 to 1997 and Manager, Propellant, Pyrotechnic and Explosive Operations for Unidynamics in Phoenix, Arizona from 1985 to 1992. Mr. Baglini holds a Bachelor of Science degree in Pre-Professional Studies (chemistry and biology) from the University of Notre Dame.

    Andrew G. Bonas, Vice President—Engineering, is responsible for all product design engineering, research and development and engineering services. Mr. Bonas joined the Company in April 1999 as Vice President—Aerospace Division and was promoted to his current position January 1, 2001. Prior to joining the Company, Mr. Bonas worked in product design for TRW's Vehicle Safety Systems. Starting with TRW in 1988, Mr. Bonas worked as a New Product Team Leader, a Product Design and Development Engineering Manager and a Senior Engineer. From 1983 to 1988, Mr. Bonas worked in various engineering roles with two different manufacturing companies producing pyrotechnic devices. Mr. Bonas holds a degree in Mechanical Engineering from Pennsylvania State University and a Master of Business Administration from the University of Phoenix.

    Nicholas J. Bruge, Vice President—General Manager, Mesa, is responsible for the day-to-day facility operations and general management of the Company's Mesa, Arizona facility. Mr. Bruge joined the Company in October 2000 in his current position. Mr. Bruge has fifteen years of automotive airbag and manufacturing start-ups and turnaround experience, including eight years with TRW Vehicle Safety Systems in various capacities. Mr. Bruge also has international experience including three years as Vice President of Operations, Satellite Facility for RSI Home Products. Mr. Bruge has a degree in Industrial Technology specializing in Automotive Technology from Arizona State University.

    Patrick J. Carroll, Vice President, joined the Company in 1999 as Vice President-General Manager, Hollister when the Company acquired the Micro Gas Generator product line. Prior to the acquisition, Mr. Carroll was a Corporate Vice President for Teledyne, and in 1998 concurrently served as the General Manager of Commercial Operations for McCormick Selph Ordnance Products, a business unit of Teledyne Ryan Aeronautical. Prior thereto, Mr. Carroll worked for FMC Corporation from 1967 to 1995, most recently as General Manager of the corporate lab. Mr. Carroll has a degree in Mechanical Engineering and Master of Mechanical Engineering from Pennsylvania State University and an Executive Master of Business Administration from Stanford University.

    Thomas R. Cessario, Vice President—Environment, Health and Safety, is responsible for all matters regarding environmental, health and safety issues at the Company. Mr. Cessario joined the Company in November 1999 in his current position. Prior to joining the Company, Mr. Cessario was the Corporate Director of Safety, Health and Environment from 1997 to 1999 for Irex Construction Engineering Corporation. From 1992 to 1997, Mr. Cessario worked in a similar position with Rollins Environmental, Inc. Mr. Cessario worked as a Division Manager of Safety, Health and Environment from 1983 to 1992 for Thiokol Corporation. Mr. Cessario has Bachelor of Science from West Virginia University as well as a Master of Safety and Industrial Hygiene and a Master of Operations from Wilmington College.

    Herbert G. Chick, Vice President—Finance, is responsible for managing the day-to-day financial operations of the Company. Mr. Chick joined the Company in August 1999 in his current position. Prior to joining the Company, Mr. Chick was the Senior Vice President and Chief Financial Officer for the Passenger Systems division of Rockwell International Corporation from 1996 to 1999. Prior thereto, Mr. Chick worked as a self-employed consultant from 1993 to 1996. From 1986 to 1993, Mr. Chick held a variety of positions, including Chief Financial Officer, at a number of manufacturing firms. Mr. Chick has a degree in Aerospace Engineering from the Georgia Institute of Technology and a Master of Business Administration from University of California, Los Angeles.

    Robert Sepulveda, Vice President—General Manager, Moorpark Automotive, is responsible for the day-to-day facility operations and general management of the Company's Moorpark, California facility. Mr. Sepulveda joined the Company in May 2000 in his current position. Prior to joining the Company, Mr. Sepulveda worked as a self-employed manufacturing representative and consultant in the automotive and aerospace industries from 1998 to 2000. From 1989 to 1998, Mr. Sepulveda worked for TRW's Driverside Module Facility starting in materials management and ultimately serving as plant manager. Mr. Sepulveda worked as Materials Manager for Morton International, an airbag manufacturer, from 1987 to 1989 and as a Materials Supervisor for Williams International, an aerospace manufacturer from 1980 to 1987. Mr. Sepulveda has a degree in Business Management from Weber State University.

    Stephen S. Sperber, Vice President—Human Resources, is responsible for managing the day-to-day Human Resources operations of the Company, including Compensation, Employee Relations, Staffing, Training, Benefits, Communications and Community Involvement Programs. Mr. Sperber joined the Company in February 2001 in his current position. Prior to joining the Company, Mr. Sperber was the Human Resources Director for Litton Industries, Guidance and Control Division, from 1969 to 2001 and the Human Resources Manager for Singer-Librascope from 1966-1969. Mr. Sperber has a Bachelor's degree in Industrial Psychology from New York University and a Master's degree in Industrial Psychology from the University of Southern California.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Exhibit No.	Description
1.1(k)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No.1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(k)	Certificate of Incorporation of the Company.
3.2(k)	Bylaws of the Company.
4.1(k)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(k)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(k)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(k)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(k)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.
10.2(k)	Credit Agreement, dated as of December 15, 1998, among the Company, various banks and Bankers Trust Company, as Lead Arranger and Administrative Agent.
10.6(k)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.7(k)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.8(k)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.

10.9(k)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.10(k)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.11(k)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(k)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(k)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.14(k)	Pledge Agreement, dated as of December 15, 1998, between Thomas Treinen Family Trust, by Thomas F. Treinen, trustee and J.F. Lehman & Company.
10.15(k)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Inc., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.16(d)	Lease dated May 1, 1991 between the Company and Placerita Land and Farming Company.
10.17(d)	Letter Agreement dated June 8, 1990 between the Company and Hermetic Seal Corporation.
10.18(d)	Master Purchase Agreement, dated May 15, 1990, between the Company and TRW Inc. (confidential treatment granted as to part).
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.21(d)	Special Devices, Incorporated 401(k) Plan.
10.22(e)	First Amendment to Master Purchase Agreement, dated February 25, 1993, between the Company and TRW, Inc. (confidential treatment granted as to part).
10.23(f)	Letter Agreement, dated November 30, 1994 between the Company and Hermetic Seal Corporation (confidential treatment granted as to part).
10.24(f)	Employment Agreement dated September 7, 1994, between the Company, Scot, Incorporated and Samuel Levin.
10.25(g)	Second Amendment to Master Purchase Agreement, dated March 8, 1995, between the Company and TRW, Inc. (confidential treatment granted as to part).
10.26(h)	Supply Agreement dated as of November 14, 1995 between the Company and Autoliv International, Inc. (confidential treatment requested as to part).
10.27(i)	Development Agreement, dated August 28, 1996, between Company and the City of Moorpark.
10.28(j)	Purchase Agreement, dated September 30, 1997, between the Company and Hermetic Seal Corporation (confidential treatment requested as to part).

10.29(l)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.30(l)	Non-competition Agreement, dated July 29, 1999, between Scot, Incorporated and Samuel Levin.
10.31(l)	1999 Stock Option Plan dated June 23, 1999.
10.32(l)	Contribution, License, and Lease Agreement between McCormick Selph, Inc. and the Company dated May 17, 1999.
10.33(l)	Capital Call Agreement dated January 26, 2000 among the Company, various banks, and Bankers Trust Company as Administrative Agent.
10.34(l)	Second Amendment to Credit Agreement, dated January 26, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.35(n)	Third Amendment to Credit Agreement, dated June 7, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.36(n)	Fourth Amendment to Credit Agreement, dated September 18, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.37(n)	Fifth Amendment to Credit Agreement, dated January 12, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.38(n)	Capital Call Agreement dated September 18, 2000 among the Company, various banks, and Bankers Trust Company as Administrative Agent.
10.39	First Amendment to Credit Agreement, dated July 14, 1999 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.40	Sixth Amendment to Credit Agreement, dated April 25, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
25.1(k)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(m)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(m)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, L.P.
99.3(o)	Special Devices, Incorporated Press Release dated May 14, 2000.
99.4(o)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(o)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.

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

(o)
Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 25, 2001 and incorporated herein by reference.

(b)
REPORTS ON FORM 8-K.

    We sold the remaining assets of our Aerospace segment on May 11, 2001. See our Form 8-K filed on May 25, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED
Dated: June 13, 2001	/s/ THOMAS W. CRESANTE Thomas W. Cresante Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: June 13, 2001	/s/ DONALD C. CAMPION Donald C. Campion Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
SPECIAL DEVICES, INCORPORATED INDEX TO QUARTERLY REPORT ON FORM 10-Q
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Unaudited)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands) (Unaudited)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3 THROUGH 4.
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES