Form 10-Q
period 2001-07-29
SPECIAL DEVICES INC /DE
filed 2001-09-12
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: July 29, 2001
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    At September 11, 2001, the total number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I—FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	(a) Consolidated Balance Sheets: July 29, 2001 and October 31, 2000	3
	(b) Consolidated Statements of Operations: For the three and nine months ended July 29, 2001 and July 30, 2000	4
	(c) Consolidated Statements of Cash Flows: For the nine months ended July 29, 2001 and July 30, 2000	5
	(d) Notes to the Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II—OTHER INFORMATION
ITEM 1.	Legal Proceedings	14
ITEM 6.	Exhibits and Reports on Form 8-K	15
Signatures		19

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	July 29, 2001	October 31, 2000
ASSETS
Current assets:
Cash	$11,713	$596
Accounts receivable, net of allowances of $1,008 at July 29, 2001 and $393 at October 31, 2000	12,261	17,346
Inventories	9,333	11,730
Deferred tax assets	3,011	2,411
Prepaid expenses and other current assets	7,534	3,890

Total current assets	43,852	35,973

Property, plant and equipment, at cost
Land	—	3,723
Building and improvements	—	36,544
Other	88,082	90,418

Gross property, plant and equipment	88,082	130,685
Less accumulated depreciation and amortization	(51,518)	(49,612)

Net property, plant and equipment	36,564	81,073

Other assets, net of accumulated amortization	6,820	8,109
Notes receivable	4,513	—
Net assets of discontinued operations	—	12,688

Total assets	$91,749	$137,843

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,610	$16,553
Other current liabilities	17,736	24,772
Revolving line of credit	—	4,400
Current portion of long-term debt	750	5,157

Total current liabilities	29,096	50,882

Deferred income taxes	5,232	5,232
Long-term debt, net of current portion	89,680	125,618

Total liabilities	124,008	181,732

Commitments and contingencies (Note 9)
Redeemable preferred stock	4,000	—
Redeemable common stock	32,875	30,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares authorized; 4,000 and 0 shares issued and outstanding at July 29, 2001 and October 31, 2000, respectively	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at July 29, 2001 and October 31, 2000	30	30
Additional paid-in capital	67,852	70,102
Retained earnings (deficit)	(137,016)	(144,646)

Total stockholders' equity (deficit)	(69,134)	(74,514)

Total liabilities and stockholders' equity (deficit)	$91,749	$137,843

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000
Net sales	$28,428	$32,356	$91,873	$99,287
Cost of sales	26,790	28,803	80,363	86,481

Gross profit	1,638	3,553	11,510	12,806

Operating expenses	4,788	3,506	11,911	9,944
Environmental and other investigation costs	552	—	1,552	—

Total operating expenses	5,340	3,506	13,463	9,944

Income (loss) from operations	(3,702)	47	(1,953)	2,862

Other expense:
Interest expense, net	(2,985)	(4,095)	(10,374)	(12,766)
Loss on disposal of assets	(5,047)	(138)	(6,258)	(72)

Total other expense	(8,032)	(4,233)	(16,632)	(12,838)

Loss from continuing operations before extraordinary gain and income taxes	(11,734)	(4,186)	(18,585)	(9,976)
Income tax benefit	(4,294)	(1,703)	(7,034)	(4,027)

Loss from continuing operations before extraordinary gain	(7,440)	(2,483)	(11,551)	(5,949)

Discontinued operations:
Income from discontinued operations, net of taxes of $23, $961, $745 and $2,122, respectively	35	1,402	1,118	3,134
Gain on sale of discontinued operations, net of taxes of $10,158	15,237	—	15,237	—
Extraordinary gain on extinguishment of debt, net of taxes of $1,884	2,826	—	2,826	—

Net income (loss)	$10,658	$(1,081)	$7,630	$(2,815)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	July 29, 2001	July 30, 2000
Cash Flows From Operating Activities:
Net income (loss)	$7,630	$(2,815)
Extraordinary gain on extinguishment of debt	(2,826)	—
Income from discontinued operations	(1,118)	(3,134)
Gain on sale of discontinued operations	(15,237)	—

Loss from continuing operations	(11,551)	(5,949)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,685	10,876
Loss on disposal of assets	6,258	72
Deferred income taxes	(600)	1,975
Changes in assets and liabilities:
Accounts receivable and other assets	1,155	(778)
Inventories	2,397	(4,658)
Accounts payable and other liabilities	(9,800)	(1,373)
Income taxes payable	3,270	—
Other	749	—

Net cash provided by continuing operations	1,563	165
Net cash provided by (used in) discontinued operations	(21,891)	1,478

Net cash provided by (used in) operating activities	(20,328)	1,643

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(4,302)	(10,423)
Proceeds from real estate transaction	27,043	—
Proceeds on sale of discontinued operations	42,830	—
Other	(547)	(77)

Net cash provided by (used in) investing activities	65,024	(10,500)

Cash Flows From Financing Activities:
Net payments (borrowings) under revolving line of credit	(4,400)	10,000
Repayment of long-term debt	(30,775)	(350)
Repurchase of senior subordinated notes	(7,404)	—
Proceeds from term loan	5,000	—
Proceeds from issuance of redeemable preferred stock	4,000	—
Other	—	288

Net cash provided by (used in) financing activities	(33,579)	9,938

Net increase in cash	11,117	1,081
Cash at beginning of year	596	448

Cash at end of period	$11,713	$1,529

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,820	$16,118
Income taxes	$10,851	$—
Noncash investing and financing activities:
Notes receivable from disposals of assets	$4,550	$—

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

    The divestiture of the Aerospace Division, which included Scot, Incorporated ("Scot"), was completed in a series of transactions in 2000 and 2001. As previously disclosed, Scot was divested on September 21, 2000. The net assets of the remaining operations of the Aerospace Division were sold on May 11, 2001 (the "Aerospace Sale"). See Note 10.

    The principal executive offices of the Company are located at 14370 White Sage Road, Moorpark, California 93021 and its telephone number is (805) 553-1200.

2.  Interim Financial Statements

    The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 2000. Operating results for the nine-month period ended July 29, 2001 are not necessarily indicative of the operating results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company will adopt SAB 101 in the fourth quarter of 2001 and does not expect such adoption to have a material impact on either the financial position or results of operations of the Company.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Intangible Assets", and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, the Company is required to adopt the provisions of SFAS No. 141, SFAS No. 142 and SFAS No. 143 on November 1, 2002. The Company does not expect the adoption of SFAS 141, SFAS 142 or SFAS 143 to have a material impact on the Company's results of operations or financial position.

4.  Inventories

    Inventories consist of the following components:

	July 29, 2001	October 31, 2000
	(In thousands)
Raw materials and components	$3,577	$7,241
Work in process	1,384	1,121
Finished goods	4,372	3,368

Total inventories	$9,333	$11,730

    Inventory amounts relating to the Aerospace Division were reclassified to "Net assets of discontinued operations" in the Consolidated Balance Sheet at October 31, 2000.

5.  Debt

    In June 2001, the Company repaid its existing senior term loan and revolving credit facility (the "Prior Credit Facility") with the proceeds of the Aerospace Sale and the Real Estate Transaction and terminated its credit agreement with a syndicate of banks. The Company entered into a new credit facility (the "New Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "New Revolver") and a $5.0 million five-year Term Loan (the "New Term Loan"). Available borrowings under the New Revolver are based on a formula comprised of accounts receivable and inventory.

    The New Revolver and the New Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the New Credit Facility prior to the start of each quarterly interest period. The New Term Loan had an effective rate of 7.25% per annum at July 29, 2001. At July 29, 2001, no amount was outstanding under the New Revolver. Letters of credit outstanding under the New Revolver reduce the amount of borrowings available. The Company had $4.0 million in letters of credit outstanding at July 29, 2001. The total amount available under the New Revolver at July 29, 2001 was $8.8 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis.

    Substantially all of the Company's assets are pledged as collateral under the New Credit Facility.

    In July 2001, the Company purchased $14.6 million face value of its Senior Subordinated Notes (the "Notes") in the open market for $7.4 million. At July 29, 2001, the Company had $85.4 million of Notes outstanding. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Subsequent to July 29, 2001, the Company purchased another $11.0 million face value of Notes at a cost of $6.0 million. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinated to its obligations under the New Credit Facility.

    The fair value and carrying amount of long-term debt, including short-term borrowings, are as follows:

	July 29, 2001	October 31, 2000
	(In thousands)
Fair value	$48,569	$55,175
Carrying amount	$90,430	$135,175

    The Company's borrowings under the New Term Loan and the New Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of the New Term Loan and New Revolver is a reasonable estimate of its fair value. The Notes are traded occasionally in public markets.

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

    The Preferred Stock is convertible into the Company's Common Stock upon the occurrence of certain triggering events as defined, which includes the fifth anniversary of the issuance of the Preferred Stock. Each share of Preferred Stock is convertible into the number of shares of Common Stock which results from dividing the Stated Liquidation Value by the conversion price (the "Conversion Price"). The Conversion Price is $5.00 per share and is subject to antidilutive adjustments.

7.  Redeemable Common Stock

    Some of the outstanding shares of Common Stock held by certain stockholders, are subject to the right, under certain conditions, to require the Company to purchase all or a portion of these shares at a price per share based on a formula. Accordingly, these 735,294 shares have been recorded as redeemable common stock. Annual accretion on the redeemable common stock is $3.0 million.

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

    A separate Cal-OSHA investigation is also pending. On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility and two employees were injured. Cal-OSHA conducted a post-incident and process safety management inspection, which resulted in the issuance in late February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company has appealed the citations and the appeal is pending. Because the accident resulted in a serious injury, the Cal-OSHA's Bureau of Investigation ("BOI") is conducting its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. Given the limited information available regarding the BOI's inquiry, it is impossible to predict or assess the likelihood of an unfavorable outcome. At this stage, it is not possible to predict or assess the amount of potential liabilities associated with this pending Cal-OSHA matter, which could result in civil and/or criminal liabilities and penalties.

    Other Litigation.  The Company is a defendant in various other pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon the Company's results of operations, financial position or liquidity.

10.  Aerospace Sale

    The Aerospace Division, which included Scot, Incorporated, comprised our Aerospace segment (the "Aerospace Segment"). As previously disclosed, the Company divested Scot on September 21, 2000 and on May 11, 2001, the Company completed the sale of the net assets comprising the remaining operations of the Aerospace Division. Proceeds from the sale were used to pay senior indebtedness under the Prior Credit Facility. A related party received a transaction fee of $0.5 million and expense reimbursements as advisors to the transaction.

    The disposal of the Aerospace Segment has been accounted for as discontinued operations ("Discontinued Operations"). The divestiture of Scot was originally accounted for as a sale of a subsidiary since it was only a part of the Company's Aerospace operations. Due to the sale of the remainder of the Aerospace operations, the Company reclassified the Scot transaction and the results of Scot's operations to Discontinued Operations.

    The following are the assets and liabilities of the Aerospace Segment shown net as "Net assets of discontinued operations" in the Company's Consolidated Balance Sheet at October 31, 2000:

October 31, 2000
Accounts receivable	$4,343
Inventories	8,748
Net property, plant and equipment	1,558
Other assets	33

Total assets	14,682

Accounts payable	(1,740)
Accrued liabilities	(254)

Total liabilities	(1,994)

Net assets of discontinued operations	$12,688

    Net sales of the Aerospace Division were $0.3 million and $10.2 million for the three months ended July 29, 2001 and July 30, 2000, respectively. Net sales of the Aerospace Division were $11.4 million and $29.7 million for the nine months ended July 29, 2001 and July 30, 2000, respectively.

11.  Real Estate Transaction

    On June 5, 2001, the Company completed the sale and leaseback of its facilities in Moorpark, California and Mesa, Arizona to Autosafe Airbag 14(CA) LP and Autosafe Airbag 12(CA) LP for cash and notes receivable. The transaction resulted in a loss of $4.8 million that was recorded in the three months ended July 29, 2001. Net cash proceeds were $27.0 million which were used to pay senior indebtedness under the Prior Credit Facility with the balance used for general corporate purposes. A related party received a transaction fee of $1.0 million and expense reimbursements as advisors to the transaction. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations based on the Consumer Price Index beginning in 2003.

12.  Extraordinary Gain on Extinguishment of Debt

    The Company recorded an extraordinary gain of $4.7 million, before taxes of $1.9 million, during the three months ended July 29, 2001. The Company purchased $14.6 million face value of Notes in the open market for $7.4 million resulting in a gain of $6.8 million, net of the write off of $0.4 million in prepaid financing fees. This $6.8 million gain was partially offset by prepaid financing fees of $2.1 million which were written off in connection with the termination of the Company's Prior Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    We sold the net assets comprising our remaining Aerospace operations on May 11, 2001 and the results of operations for the Aerospace Segment have been reclassified to Discontinued Operations. The narrative that follows relates to the continuing operations of our Automotive Products Division.

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	89.0	87.5	87.1

Gross profit	5.8	11.0	12.5	12.9

Operating expenses	16.9	10.8	12.9	10.0
Environmental and other investigation costs	1.9	—	1.7	—

Income (loss) from operations	(13.0)%	0.2%	(2.1)%	2.9%

Comparison of the Three Months Ended July 29, 2001 to the Three Months Ended July 30, 2000

Net Sales

    Consolidated net sales for the third quarter of 2001 were $28.4 million, compared to consolidated net sales of $32.4 million for the third quarter of 2000. The decrease was primarily due to lower automotive industry production in July, unfavorable product mix and lower unit pricing.

Gross Profit

    Consolidated gross profit for the third quarter of 2001 was $1.6 million or 5.8% of consolidated net sales, compared to consolidated gross profit of $3.6 million or 11.0% of consolidated net sales for the third quarter of 2000. The decrease is primarily due to the write-off of $2.5 million in obsolete inventory. Consolidated gross margin was 14.6% for the third quarter of 2001, excluding the inventory adjustment. The improvement in gross margin is primarily due to cost reductions in excess of unit price reductions.

Operating Expenses

    Consolidated operating expenses for the third quarter of 2001 were $4.8 million or 16.9% of consolidated net sales, compared with consolidated operating expenses of $3.5 million or 10.8% of consolidated net sales for the third quarter of 2000 (excluding expenses for environmental and other investigations in both years). The increase is primarily due to increased spending for research and development for new products, higher legal expense and an accrued incentive bonus in 2001.

Expenses Related to Environmental and Other Investigations

    There were $0.6 million in expenses related to our former Newhall, California facility in the third quarter of 2001, while no such expenses were incurred in the third quarter of 2000.

Other Expense

    Net interest expense was $3.0 million for the third quarter of 2001 compared to net interest expense of $4.1 million for the third quarter of 2000. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $120.9 million in the third quarter of 2001, compared with $183.9 million in the third quarter of 2000. We used the net proceeds from the Scot divestiture, the Aerospace Sale and the Real Estate Transaction to repay borrowings under our Prior Credit Facility and to retire a portion of our Senior Subordinated Notes ("Notes").

    Loss on disposal of assets was $5.0 million for the third quarter of 2001 compared with $0.1 million for the third quarter of 2000. The majority of these losses ($4.8 million) relate to the sale of our real estate assets in the third quarter of 2001.

Comparison of the Nine Months Ended July 29, 2001 to the Nine Months Ended July 30, 2000

Net Sales

    Consolidated net sales for the nine months ended July 29, 2001 were $91.9 million, compared to consolidated net sales of $99.3 million for the same period in 2000. The decrease was primarily due to unfavorable product mix and lower unit pricing, partially offset by increased unit shipments.

Gross Profit

    Consolidated gross profit for the nine months ended July 29, 2001 was $11.5 million or 12.5% of consolidated net sales, compared to consolidated gross profit of $12.8 or 12.9% of consolidated net sales for the nine months ended July 30, 2000. The decrease is primarily due to the write-off of $2.5 million in obsolete inventory. Consolidated gross margin was 15.3% for the nine months ending July 29, 2001, excluding the inventory adjustment. The improvement in gross margin is primarily due to cost reductions in excess of unit price reductions and increased unit shipments.

Operating Expenses

    Consolidated operating expenses for the nine months ended July 29, 2001 were $11.9 million or 12.9% of consolidated net sales, compared with consolidated operating expenses of $9.9 million or 10.0% of consolidated net sales for the same period in 2000 (excluding expenses for environmental and other investigations in both years). The increase is primarily due to increased spending for research and development for new products, higher legal and insurance expense and an accrued incentive bonus in 2001.

Expenses Related to Environmental and Other Investigations

    There were $1.6 million in expenses related to environmental and other investigations in the first nine months of 2001, while no such expenses were incurred in the first nine months of 2000. These expenses included $1.0 million related to the settlement of the Cal-OSHA Hollister investigation and $0.6 million related to our former Newhall, California facility.

Other Expense

    Net interest expense was $10.4 million for the nine months ended July 29, 2001, a $2.4 million decrease compared with net interest expense of $12.8 million for the same period in 2000. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $138.0 million in the first nine months of 2001, compared with $180.7 million in the first nine months of 2000. We used the net proceeds from the Scot divestiture, the Aerospace Sale and the Real Estate Transaction to repay borrowings under our Prior Credit Facility and to retire a portion of our Notes.

    Loss on disposal of assets was $6.3 million for the nine months ended July 29, 2001, compared with $0.1 million for the nine months ended July 30, 2000. We recorded a $4.8 million loss in the third quarter of 2001 on the sale of our real estate assets and a $1.2 million loss in the second quarter of 2001 on the disposition of assets related to our discontinued glass seal operations.

Liquidity and Capital Resources

    Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

    Proceeds from the Aerospace Sale and the Real Estate Transaction were used to repay our existing senior term loan and revolving credit facility (the "Prior Credit Facility"), which we then terminated in June 2001. We entered into a new credit facility (the "New Credit Facility") in June 2001 which consists of a $25.0 million Revolving Credit Facility (the "New Revolver") and a $5.0 million Term Loan (the "New Term Loan"). Available borrowings under the New Revolver are based on a formula comprised of our accounts receivable and inventory.

    As of July 29, 2001, we had $4.0 million of letters of credit outstanding under the New Revolver. The total amount available under the New Revolver at July 29, 2001 was $8.8 million subject to compliance with certain financial covenants. As of July 29, 2001, we were in compliance with all such covenants.

    Continuing operations provided cash of $1.6 million and $0.2 million in the nine months ended July 29, 2001 and July 30, 2000, respectively. Cash from the increase in profitability was used to reduce trade payables and accrued liabilities in 2001. Capital expenditures, primarily for manufacturing equipment, were $4.3 million in the nine months ended July 29, 2001 and $10.4 million in the nine months ended July 30, 2000. We expect to spend approximately $5.0 to $6.0 million on capital expenditures, primarily for manufacturing equipment, during each of fiscal 2001 and 2002. An estimated tax payment of approximately $2.0 million is due in October 2001. We anticipate making a capital contribution of approximately Euro1.0 million during the next six months to a German joint venture formed in June 2001. We expect to make the aforementioned payments with cash from operations and borrowings under the New Revolver.

    Our working capital was $14.8 million at July 29, 2001, an increase of $29.7 million from a working capital deficit of ($14.9) million at October 31, 2000. The increase was due to cash proceeds received on the issuance of preferred stock, the Aerospace Sale and the Real Estate Transaction, net of the repayment of long-term debt outstanding under the Prior Credit Facility and the repurchase of our Notes.

    Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on our future performance which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. While management believes that we will be able to meet our liquidity needs, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the New Revolver in an amount sufficient to enable us to service our debt, or to fund our other liquidity needs.

Accounting Developments

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. We will adopt SAB 101 in the fourth quarter of 2001 and do not expect such adoption to have a material impact on our financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Intangible Assets", and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, we are required to adopt the provisions of SFAS No. 141, SFAS No. 142 and SFAS 143 on November 1, 2002. We do not expect the adoption of SFAS 141, SFAS 142 or SFAS 143 to have a material impact on our results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We do not have any derivative financial instruments and do not hold or issue them for trading purposes. Certain amounts borrowed under our New Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. Our interest rate swap agreement with the agent under our Prior Credit Facility terminated March 7, 2001.

    We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For OSHA Investigations, see Note 9 to the Consolidated Financial Statements in Part I that we hereby incorporate by reference. For other legal proceedings, see our Annual Report on Form 10-K405 for the year ended October 31, 2000.

ITEM 3 THROUGH 5.

    Omitted as not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Exhibit No.	Description
1.1(k)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No.1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(k)	Certificate of Incorporation of the Company.
3.2(k)	Bylaws of the Company.
4.1(k)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(k)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(k)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(k)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(k)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6(p)	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.
10.2(k)	Credit Agreement, dated as of December 15, 1998, among the Company, various banks and Bankers Trust Company, as Lead Arranger and Administrative Agent.
10.6(k)	Management Agreement dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.7(k)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.8(k)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.9(k)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.10(k)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.

10.11(k)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(k)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(k)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.14(k)	Pledge Agreement, dated as of December 15, 1998, between Thomas Treinen Family Trust, by Thomas F. Treinen, trustee and J.F. Lehman & Company.
10.15(k)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Inc., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.17(d)	Letter Agreement dated June 8, 1990 between the Company and Hermetic Seal Corporation.
10.18(d)	Master Purchase Agreement, dated May 15, 1990, between the Company and TRW Inc. (confidential treatment granted as to part).
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.21(d)	Special Devices, Incorporated 401(k) Plan.
10.22(e)	First Amendment to Master Purchase Agreement, dated February 25, 1993, between the Company and TRW, Inc. (confidential treatment granted as to part).
10.23(f)	Letter Agreement, dated November 30, 1994 between the Company and Hermetic Seal Corporation (confidential treatment granted as to part).
10.25(g)	Second Amendment to Master Purchase Agreement, dated March 8, 1995, between the Company and TRW, Inc. (confidential treatment granted as to part).
10.26(h)	Supply Agreement dated as of November 14, 1995 between the Company and Autoliv International, Inc. (confidential treatment requested as to part).
10.27(i)	Development Agreement, dated August 28, 1996, between Company and the City of Moorpark.
10.28(j)	Purchase Agreement, dated September 30, 1997, between the Company and Hermetic Seal Corporation (confidential treatment requested as to part).
10.29(l)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.31(l)	1999 Stock Option Plan dated June 23, 1999.
10.33(l)	Capital Call Agreement dated January 26, 2000 among the Company, various banks, and Bankers Trust Company as Administrative Agent.
10.34(l)	Second Amendment to Credit Agreement, dated January 26, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.35(n)	Third Amendment to Credit Agreement, dated June 7, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.

10.36(n)	Fourth Amendment to Credit Agreement, dated September 18, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.37(n)	Fifth Amendment to Credit Agreement, dated January 12, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.38(n)	Capital Call Agreement dated September 18, 2000 among the Company, various banks, and Bankers Trust Company as Administrative Agent.
10.39(p)	First Amendment to Credit Agreement, dated July 14, 1999 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.40(p)	Sixth Amendment to Credit Agreement, dated April 25, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.41	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.42	Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.43	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation.
25.1(k)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(m)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(m)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, L.P.
99.3(o)	Special Devices, Incorporated Press Release dated May 14, 2000.
99.4(o)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(o)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(p)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.

(a)
Previously filed as Appendix A to the Company's Proxy Statement on Schedule 14A filed with the Commission on August 18, 1998 and incorporated herein by reference.

(b)
Previously filed as Appendix B to the Company's Proxy Statement on Schedule 14A filed with the Commission on December 10, 1998 and incorporated herein by reference.

(c)
Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 10, 1998 and incorporated herein by reference.

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

(p)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2001 and incorporated herein by reference.

(b)
REPORTS ON FORM 8-K.

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED
Dated: September 12, 2001	/s/ THOMAS W. CRESANTE Thomas W. Cresante Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: September 12, 2001	/s/ DONALD C. CAMPION Donald C. Campion Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 3 THROUGH 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES