Form 10-K405
period 2001-10-31
SPECIAL DEVICES INC /DE
filed 2002-01-28
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K405

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: October 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                              to

Commission File Number: 333-75869

SPECIAL DEVICES, INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	95-3008754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14370 WHITE SAGE ROAD, MOORPARK, CALIFORNIA	93021
(Address of principal executive offices)	(Zip Code)
(805) 553-1200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        As of January 18, 2002, the number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K405

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

PART I

ITEM 1. BUSINESS

In this report, the "Company," "SDI", "we," "us" and "our" refer to Special Devices, Incorporated unless the context requires otherwise. Our fiscal year is November 1 through October 31. Unless otherwise noted, all references to years, such as "during 2001", means our fiscal year.

Overview

We are a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. Our primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system.

We currently have one division, our Automotive Products Division, which we believe to be the world's largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use our product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers ("OEMs"). The divestiture of our Aerospace Division, which included our wholly owned subsidiary Scot, Incorporated ("Scot"), was completed in a series of transactions in 2000 and 2001.

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

To accommodate our growth, we constructed a new, state-of-the-art facility in Moorpark, California during 1998 and 1999. We vacated our Newhall facility and relocated to Moorpark in 1999.

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

In July 1999, we entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. ("MSI"), which at the time was an affiliate of our controlling stockholder, pursuant to which we received certain assets and licensed the intellectual property comprising the micro gas generator ("MGG") automotive product line. MGG units are used by the automotive industry in seat belt pretensioner applications. The Contribution, License and Lease Agreement was amended and restated in September 2000 to convey all of MSI's rights to the intellectual property to SDI. The MGG product line was moved to our Mesa, Arizona facility during the second half of 2000.

We completed the sale of the net assets comprising the remaining operations of our Aerospace Division on May 11, 2001 (the "Aerospace Sale"). Our Aerospace Division designed and manufactured products for the aerospace industry for nearly 40 years. Its customers were primarily the U.S. Department of Defense and its prime contractors and subcontractors. The Aerospace Division's products included initiators and devices that incorporated these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and safe-and-arm and arm-fire devices. Scot, which was sold on September 21, 2000, designed and manufactured devices for launch vehicles and aircraft egress applications as well as sophisticated test products such as parachute release and oxygen mask testers.

In June 2001, we completed the sale and leaseback of our facilities in Moorpark, California and Mesa, Arizona (the "Real Estate Transaction").

We formed a joint venture partnership, SDI – Molan GmbH & Co. KG ("SDI Molan"), in Germany in June 2001. SDI Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators and seat belt buckles and pyrotechnic pretensioners in Europe.

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

Industry Overview

One of the major reasons for the establishment of the Automotive Products Division was the adoption by the National Highway Traffic Safety Administration ("NHTSA") of regulations that initially required all passenger automobiles manufactured on or after 1989 for sale in the United States to have automatic frontal crash protection systems for the driver and front passenger. Beginning in 1994 similar requirements for light trucks and vans went into effect. Airbags and automatic seat belts were the two initial means of compliance with these regulations.

In 1994, these regulations were amended to require that airbags be the automatic frontal crash protection system used for both the driver and front passenger in at least 95% of passenger automobiles manufactured from September 1996 to August 1997 for sale in the United States, and in 100% of passenger automobiles manufactured on or after September 1997 for sale in the United States. For light trucks and vans, the amended regulations required that airbags be the automatic frontal crash protection system used for at least the driver in no less than 80% of light trucks and vans manufactured from September 1997 to August 1998 for sale in the United States, and for both the driver and front passenger in 100% of light trucks and vans manufactured on or after September 1998 for sale in the United States. In addition to these requirements, automobile OEM's have recently introduced other safety restraint devices, including side airbags, head protection airbags and seat belt pretensioners. Research and development is currently in process for rear seat airbag systems.

In response to concerns over injuries caused by airbag deployment for out-of-position occupants (primarily children and infants), research is ongoing to develop advanced or "smart" airbag systems. The first generation of these systems, which deploys an airbag at lower forces, has been introduced. The next generation systems will have the ability to detect weight and position of the occupant. Most of these new systems have "dual chambers," each of which requires an initiator. The NHTSA Reauthorization Act of 1998 mandates the issuance of a final rule for advanced airbags. The advanced airbags would be required in some new passenger cars and light trucks beginning in September 2002 and in all new cars and light trucks beginning September 2005.

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

We currently produce over 125 different airbag initiators for domestic and foreign manufacturers of inflators. We also began manufacturing micro gas generators in 1999 and have a variety of other initiator products that are currently in the qualification process including the Global Standard Initiator and the Global Gas Generator.

In order to maintain our leadership position in the industry, we are in the process of developing "smart" initiator technologies that will be used in new, integrated occupant protection systems.

The airbag manufacturers' requirements for our initiators are dependent on the requirements of automobile manufacturers. We believe that the airbag initiator market in the United States has become, and will for the foreseeable future remain, closely tied with the cyclical fluctuations of the automotive market. This trend may be offset partially as new applications for airbags and initiators, such as airbags for side-impact protection and seat belt pretensioners, are installed by automobile manufacturers.

Customers

Currently, the major North American manufacturers of airbag inflators are Autoliv ASP Incorporated, TRW, BAICO (owned by Atlantic Research Corporation), Breed Technologies and Inflation Systems Incorporated (owned by Takata), each of whom incorporates our initiators in certain of its airbag systems or sub-systems. Other companies have indicated that they may enter the North American automotive airbag market and reportedly are working on the development of airbag systems. None of the current manufacturers produces all of the components of an airbag system although Autoliv has pursued a vertical integration strategy. Most components of the system are purchased from suppliers like us, and the manufacturers concentrate on the design, assembly, testing and qualification of the airbag systems.

The major non-U.S. manufacturers of inflators to whom we sell our products to are TRW (Europe), Autoliv (Europe), Takata-Petal (Europe), Daicel Chemical Industries (Japan), Autoliv Nichiyu (Japan), NSK (Japan) (owned by Autoliv) and Takata (Japan).

Customers providing more than 10% of our net sales for the year ended October 31, 2001 include TRW (39.9%), Autoliv (34.3%) and ARC (13.6%). The loss of any of these customers would have a material adverse effect on our results of operations, financial position and liquidity.

Backlog

The majority of our sales are achieved under long-term agreements specifying minimum customer requirements to be supplied by us during the term of the agreements. Purchase order releases are updated weekly by each customer and include "firm" shipping requirements for the next 8 to 16 weeks. We do not reflect an order in backlog until we have received a purchase order from a customer that specifies the quantity ordered and the delivery dates required. Since these orders are generally shipped within 12 to 16 weeks of receipt of the order, the amount of "firm" backlog at any given time is not indicative of sales levels expected to be achieved over the next 12-month period.

Competitors

There are two major suppliers of airbag initiators in the United States, SDI and OEA, Inc. (purchased by Autoliv in 2000). We believe we hold the largest share of the North American airbag initiator market. In addition, we have identified four major suppliers of airbag initiators in Europe and one major supplier of initiators in Japan.

Other companies may choose to enter the automotive initiator market in the future. New entrants would need to achieve high sales volumes of relatively low-priced units in order to recover significant startup costs, including those relating to equipment outlays. In addition, each automotive initiator platform must pass numerous tests established by automobile OEM's and airbag system manufacturers. These testing phases typically take approximately 12 to 18 months to complete and are very expensive. We believe a new entrant would require many years and significant up-front expenditures to replicate the qualification and testing required to successfully market the mix of products that we offer. Lifespark, owned by Nippon Kayaku of Japan, has chosen to enter the North American market and is in the process of erecting a manufacturing facility in northern California.

Sales and Marketing

Our management, engineers and personnel maintain close contact with each customer and monitor developments in the automotive industry and safety restraint markets. Recent efforts have focused on the status of products such as side and rear seat airbag systems, seat belt pretensioners and "smart" airbag systems.

For new programs, we generally receive a request for quote from our customers. Program Management handles high volume production quotes, spot buys and prototype production quotes. We respond to customer inquiries with price quotes, configuration confirmation and prospective shipping dates. Lot acceptance testing results are available upon request for confirmed orders. When supplied with specific performance parameters, performance data are also supplied to customers.

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

We manufacture the pyrotechnic charge from raw generic materials. These materials are readily available from a variety of suppliers, and we have handled and processed these fuels and oxidizers for nearly 40 years. Some of the pyrotechnic fuels are delivered to us in bulk in a wet and non-volatile form. We dry the pyrotechnic fuels before use. These fuels are then mixed with oxidizers and pressed in small quantities into the metal housings of the specific product being made. Handling and processing pyrotechnic materials requires extensive experience and expertise as well as the proper equipment and facilities.

Because we must produce large quantities of highly reliable products at high speeds, automation and process engineering are as important to us as product design. We have a staff of highly trained automation engineers, technicians and operators whose goal is to maximize yield and product quality. We have implemented Six Sigma and Lean Manufacturing methodologies to further these goals. Six Sigma is a methodology designed to improve the quality of the Company's products, manufacturing processes and administration. Lean Manufacturing is a systematic approach to the identification and elimination of waste and non-value added activities through continuous improvement in all products and processes.

Quality Control.    Each type of initiator we manufacture must qualify for use by passing numerous tests established by the automobile and airbag system manufacturers. The initial test phase is design validation, which is intended to demonstrate that the design of the initiator is capable of performing the required function within the stated specifications. The second test phase is product validation, which is intended to demonstrate that we have the management, personnel, equipment and facilities to manufacture the initiator in production quantities to design specifications. The design validation and product validation qualification phases must be repeated for each new initiator design. The product validation qualification phase must also be repeated for each facility at which initiators are produced. These initial qualification procedures are very costly and time consuming. The product validation qualification phase, for example, requires a supplier to have in place its management, personnel, equipment and facilities prior to the time they would otherwise be required for production.

Risk Management and Insurance

The drying, sifting, mixing and processing of pyrotechnic materials involves certain risks and potential liabilities. Our safety and health programs provide specialized training to employees working with pyrotechnic materials. Pyrotechnic materials generally are delivered to us and are stored in a non-volatile form. The pyrotechnic materials are then dried, sifted and blended in a separate building specially designed for these operations. Workstations are designed to shield employees from any accidental initiation incidents. Furthermore, our machines are designed so that an accidental initiation incident will be contained in a protective enclosure to minimize damage. For a discussion of accidental initiation incidents that occurred at our former Hollister, California facility and our Moorpark facility on April 24 and September 1, 2000, respectively, see "Item 3. Legal Proceedings." We have filed a claim with our insurance carriers for damage to personal property, buildings, and business interruption resulting from the incident at Hollister. No claim has been filed for the Moorpark incident as our damages were below the policy deductible limits.

Transportation of pyrotechnic materials also involves certain risks and potential liabilities. We have filed a claim with our insurance carriers for damage to personal property, buildings, and business interruption resulting from an accidental initiation incident which occurred in February 1999 in connection with the transportation of pyrotechnic materials at our former Newhall facility.

We maintain a liability insurance program covering a number of risks. Our insurance program includes comprehensive general liability and products liability coverage in the amount of $102 million. We also have casualty and fire insurance with various coverage limits for damage to personal property and buildings, business interruption, earthquakes, boilers and machinery and automobile liability. Pollution liability is excluded from our comprehensive general liability insurance policy.

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

Government Regulation

As a former contractor and subcontractor of the U.S. Government, we are subject to various laws and regulations more restrictive than those applicable to non-government contractors. We are subject to periodic audits to confirm compliance with these laws. Violations can result in civil and /or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or contract renewals. As of the date hereof, we know of one pending preliminary inquiry regarding compliance with government policies by the Aerospace Division. See "Item 3. Legal Proceedings."

Environmental Regulation

We use various hazardous materials in our manufacturing processes, including organic solvents and pyrotechnic materials. Our operations are subject to numerous federal, state and local laws, regulations and permit requirements relating to the handling, storage and disposal of those substances, including the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Occupational Safety and Health Act. We believe that we are in substantial compliance with applicable laws and regulations and that we have obtained all material permits. While compliance with such laws and regulations has the effect of increasing costs of operations, these costs must also be incurred by our competitors and, therefore, they do not materially adversely affect our competitive position. Under certain environmental laws, a current or previous owner, lessee or operator of real property and parties that generate or transport hazardous substances that are disposed of at real property, may be liable for the costs of investigating and remediating such substances on or under the property. CERCLA and similar state laws impose liability on a joint and several basis, regardless of whether the owner, lessee, operator or other responsible party was at fault for the presence of such hazardous substances.

In connection with our relocation of operations from Newhall to Moorpark, we have been and could in the future be required to conduct environmental investigations of the Newhall property. These investigations have disclosed the presence of some hazardous substances in soil that may require remediation, and that could have a potential impact on groundwater conditions. We cannot determine whether the remedial costs we may be required to incur at Newhall, if any, will be material. Any costs that may be incurred in connection with the Newhall cleanup may be shared with other responsible parties due to the site's history of industrial use by multiple parties, although this cannot be guaranteed.

Employees

At October 31, 2001, we had approximately 412 full-time employees in Moorpark, California and approximately 458 full-time employees in Mesa, Arizona. None of our employees are represented by a collective bargaining unit. We consider our relationship with our employees to be good.

Intellectual Property

In November 1990, we entered into the DBS License Agreement pursuant to which we granted Davey Bickford Smith ("DBS") a license to:

  •
  use all patented and non-patented technical information, know-how, data, systems, programs and specifications (collectively, "Technology") used in the manufacture of initiators or incorporated in initiators (whether such Technology is owned by us or developed by us subsequently) and

  •
  distribute initiators using the Technology worldwide, provided that DBS may not sell such initiators to TRW or its affiliates in the U.S.

Until December 31, 1998, DBS was required to pay royalties to us under the agreement. From and after January 1, 1999, DBS is no longer obligated to pay royalties to us, and DBS is entitled to continue using the Technology perpetually on a royalty-free basis. As DBS failed to meet certain distribution requirements by December 31, 1998, we have the right to license the Technology to third parties. To date, DBS has not manufactured nor distributed any products under the DBS License Agreement. Significant competition from DBS in Europe or the U.S. could have a material adverse effect on us.

SDI holds patents covering key design and processing features of its existing and future products.

ITEM 2. PROPERTIES

Our corporate headquarters are located in the City of Moorpark, in Ventura County, north of Los Angeles. The Moorpark facility, which was completed during 1999, consists of six buildings that cover approximately 170,000 square feet. This facility is located on 280 acres of land and is used by our Automotive Products Division.

We have an additional facility in Mesa, Arizona on approximately 21 acres of land used for our Automotive Products Division. The Mesa facility consists of several buildings aggregating approximately 60,000 square feet and an approximately 12,000-square-foot warehouse.

In June 2001, we completed the sale and leaseback of our facilities in Moorpark, California and Mesa, Arizona. The lease provides for an initial term of twenty years with options to extend for two ten-year terms and annual rent of $3.9 million with annual rent escalations based on the Consumer Price Index beginning in 2003.

In May 1997, we signed a seven-year lease for an approximate 25,000 square foot building in Moorpark, California, for the glass seal operation of the Automotive Products Division. We discontinued glass seal operations in June 2000 and terminated this lease in November 2000 with no further obligation to SDI.

ITEM 3. LEGAL PROCEEDINGS

OSHA Investigations.    On April 24, 2000, an accidental initiation incident occurred at the Company's former Hollister, California facility. The incident resulted in the death of one of the Company's employees and injury to another. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance on October 20, 2000 of administrative citations for alleged safety violations and proposed fines aggregating approximately $250,000. The Company settled the alleged administrative violations for approximately $190,000. The District Attorney's Office for San Benito County filed a complaint on April 23, 2001 charging the Company with two misdemeanors and two felonies. On May 8, 2001, SDI entered into a civil and criminal settlement agreement pursuant to which the pending case was resolved for a total of $1.0 million, which was accrued during the quarter ended April 29, 2001. Under the agreement, SDI entered a nolo contendere plea to the two misdemeanor violations and paid a $30,000 criminal fine, and entered into a $970,000 civil settlement, offset by the payments made to resolve the Cal-OSHA administrative citations, payments in the aggregate amount of $200,000 to victims of the accident and their families, and payments of up to $20,000 for the State's investigation costs. Further proceedings on the two felony counts are stayed for two years and will be dismissed upon SDI's completion of a two-year term of probation.

A separate Cal-OSHA investigation is also pending. On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility and two employees were injured. Cal-OSHA conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company has appealed the citations and the appeal is pending. Because the accident resulted in a serious injury, the Cal-OSHA's Bureau of Investigation ("BOI") conducted its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. The Company believes that this investigation has concluded and no referral has been made. At this stage, it is not possible to predict or assess the amount of potential liabilities associated with the BOI investigation, which could result in criminal liabilities and penalties.

Defense Criminal Investigative Service Investigation.    The Company's Aerospace Division is under investigation by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, Department of Defense. The DCIS instituted an investigation into allegations that the Company deviated from contractual requirements relating to the use of organic sealants. The Company disputes the government's interpretation of the contracts as precluding the use of such sealants in the manner in which they were used. One potential consequence of civil proceedings or criminal charges, if filed, is the possibility that the Company would be suspended from future military and federal government sales, and if convicted, debarred from such sales for a period of time. This would not be expected to materially affect the Company's financial condition, results of operations or liquidity given the divestiture of our Aerospace Division. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

Qui Tam Suit.    The Company is a defendant in a civil action entitled United States ex rel. Charles K Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on the Company in December 2001 is a qui tam lawsuit in which a former employee of the Company is seeking, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. The complaint alleges that the Company, when submitting invoices under unspecified government contracts prior to August 1999, falsely certified that it was in compliance with environmental laws. The Company is investigating the allegations and intends to vigorously defend the action.

CharTech Suit.    A lawsuit alleging that the Company willfully infringes two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The suit seeks unspecified monetary damages and an injunction against the Company's alleged practice of the technology claimed in these patents. The patents at issue relate to the use of a "getter" material in connection with leak-testing hermetically sealed devices. CharTech's suit claims that initiators produced by the Company infringe these patents.

The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company IsoVac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. If the Company is found liable for patent infringement, it could be liable for monetary damages, which could be increased up to three times if willful infringement is also found to exist. In addition, if the Company is found liable for patent infringement, the Company could be enjoined from producing the subject initiators.

The Company believes that it has meritorious defenses in this action that could serve to avoid liability or limit the damages that might be due if liability were found. The Company believes that its counterclaims and third party claims are also meritorious and may lead to a monetary recovery by the Company. A trial date has not yet been set, but a pre-trial conference has been scheduled for February 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As a result of the Recapitalization, our common equity is no longer publicly traded.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the five years in the period ended October 31, 2001. The financial data for each of the three years in the period ended October 31, 2001 are derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for each of the two years in the period ended October 31, 1998 are also derived from our consolidated financial statements which have been audited by KPMG LLP, independent accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

We sold our wholly owned subsidiary, Scot, on September 21, 2000 and the net assets comprising our remaining Aerospace operations on May 11, 2001. The results of operations, the gain on sale of Scot and the net assets of the Aerospace Segment have been reclassified to Discontinued Operations. Accounting for discontinued operations according to generally accepted accounting principles ("GAAP") involves identifying charges such as corporate allocations that were originally charged to Aerospace operations but that would be continuing. Those continuing charges are then reallocated back to the remaining operations of the Automotive Products Division. In addition, interest expense was reallocated to the Aerospace segment based on its total assets. This reallocation of corporate charges and interest has been done for all periods presented. As a result, the amounts that follow relating to the continuing operations of our Automotive Products Division have been revised from the amounts presented in prior years.

	For The Years Ended October 31
	2001	2000	1999	1998	1997
	(In thousands)
Statement of Operations Data:
Net sales	$122,917	$131,970	$124,552	$135,235	$111,930
Gross profit	18,087	16,953	13,998	24,951	18,772
Operating expenses	19,290	14,020	11,379	7,927	6,931
Environmental and other investigation costs	1,752	2,067	11,117	—	—
Interest (expense) income, net	(13,049)	(17,144)	(13,782)	13	155
Gain (loss) on disposal of assets	(6,360)	58	4	229	7
Income (loss) from continuing operations before extraordinary gain	(12,970)	(9,472)	(24,815)	10,292	7,477
Income from discontinued operations, net of tax	1,062	3,495	4,549	5,155	3,201
Gain on sale of discontinued operations, net of tax	13,994	24,396	—	—	—
Extraordinary gain on extinguishment of debt, net of tax	9,416	—	—	—	—
Net income (loss)	11,502	18,419	(20,266)	15,447	10,678
Balance Sheet Data:
Total assets	$80,265	$137,843	$148,128	$118,553	$96,777
Long-term debt, less current portion.	78,430	125,618	168,600	—	1,582
Redeemable preferred stock	4,000	—	—	—	—

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report. We sold our wholly owned subsidiary, Scot, on September 21, 2000 and the net assets comprising our remaining Aerospace operations on May 11, 2001. The results of operations, the gain on sale of Scot and the net assets of the Aerospace Segment have been reclassified to Discontinued Operations. Accounting for discontinued operations according to GAAP involves identifying charges such as corporate allocations that were originally charged to Aerospace operations but that would be continuing. Those continuing charges are then reallocated back to the remaining operations of the Automotive Products Division. In addition, interest expense was reallocated to the Aerospace segment based on its total assets. This reallocation of corporate charges and interest has been done for all periods presented. As a result, the narrative that follows has been revised from the narratives presented in prior years.

Results of Operations

The following table is derived from our Consolidated Statements of Operations and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	For The Years Ended October 31
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.3%	87.2%	88.8%

Gross profit	14.7%	12.8%	11.2%
Operating expenses	15.7%	10.6%	9.1%
Environmental and other investigation costs	1.4%	1.6%	8.9%

Income (loss) from operations	(2.4)%	0.6%	(6.8)%

2001 Compared to 2000

Net Sales

Consolidated net sales for 2001 were $122.9 million, compared to consolidated net sales of $132.0 million for 2000. The decrease was primarily due to unfavorable product mix and lower unit pricing, partially offset by increased unit shipments.

Gross Profit

Consolidated gross profit for 2001 was $18.1 million or 14.7% of consolidated net sales, compared to consolidated gross profit of $17.0 million or 12.8% of consolidated net sales for 2000. This was an increase of 6.9% despite the write-off of $2.5 million in obsolete inventory during the third quarter of 2001. Consolidated gross profit as a percentage of consolidated net sales was 16.8% for 2001, excluding the inventory adjustment. The improvement in gross profit is primarily due to cost reductions in excess of unit price reductions and increased unit shipments. We continued to improve productivity and reduce scrap through the implementation of Six Sigma and Lean Manufacturing methodologies.

Operating Expenses

Consolidated operating expenses for 2001 were $19.3 million or 15.7% of consolidated net sales, compared with consolidated operating expenses of $14.0 million or 10.6% of consolidated net sales for 2000 (excluding expenses for environmental and other investigation costs in both years). The increase was primarily due to increased spending for research and development for new products, higher legal and insurance expense and an accrued incentive bonus in 2001.

Expenses Related to Environmental and Government Investigations

There were $1.8 million in expenses related to environmental and government investigations in 2001, compared with $2.1 million of such expenses in 2000. The expenses in 2001 included $1.0 million related to the settlement of the Cal-OSHA Hollister investigation and $0.8 million related to our former Newhall, California facility. There were $2.1 million in expenses related to the settlement of a California EPA investigation in January 2000.

Other Expense

Net interest expense was $13.0 million for 2001, a $4.1 million decrease compared with net interest expense of $17.1 million for 2000. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $94.2 million in 2001, compared with $155.2 million in 2000. We used the net proceeds from the Scot divestiture, the Aerospace Sale and the Real Estate Transaction to repay borrowings under our Prior Credit Facility and to retire a portion of our Senior Subordinated Notes ("Notes").

Loss on disposal of assets was $6.4 million for 2001, compared with $0.1 million for 2000. The loss in 2001 was primarily composed of a $4.8 million loss on the sale of our real estate assets and a $1.2 million loss on the disposition of assets related to our discontinued glass seal operations.

2000 Compared to 1999

Net Sales

Consolidated net sales for 2000 were $132.0 million, compared to consolidated net sales of $124.6 million for 1999 primarily due to increased initiator unit shipments partially offset by lower prices.

Gross Profit

Consolidated gross profit for 2000 was $17.0 million, or 12.8% of consolidated net sales, compared with consolidated gross profit for 1999 of $14.0 million, or 11.2% of consolidated net sales. The increase in gross profit was due to increased unit shipments and successful cost reduction efforts in Moorpark, partially offset by the manufacturing inefficiencies associated with the accelerated transfer of the MGG product line to our Mesa, Arizona facility as a result of the April 24, 2000 accidental initiation incident at the facility we leased in Hollister, California. See "Item 3. Legal Proceedings".

Operating Expenses

Consolidated operating expense for 2000 was $14.0 million, or 10.6% of consolidated net sales, compared with consolidated operating expense for 1999 of $11.4 million, or 9.1% of consolidated net sales (excluding expenses related to environmental and other investigation costs in both years). The increase was primarily attributable to increased marketing and general and administrative costs related to staffing additions.

Expenses Related to Government Investigations

There were $2.1 million in expenses related to the settlement of a California EPA investigation in 2000 compared with $11.1 million of legal, consulting and other costs incurred during 1999.

Other Income and Expense

Net interest expense for 2000 was $17.1 million, compared with net interest expense for 1999 of $13.8 million. The increase of $3.3 million or 24.4% was the result of an increase in average debt outstanding as well as higher interest rates during 2000. Other expenses were $0.1 million in 2000 compared with $16.2 million in 1999. Most of the expense in both years was due to certain costs incurred in connection with the Recapitalization.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

Proceeds from the Aerospace Sale and the Real Estate Transaction were used to repay our existing senior term loan and revolving credit facility, which we then terminated in June 2001. We entered into a new credit facility (the "New Credit Facility") in June 2001 which consists of a $25.0 million Revolving Credit Facility (the "New Revolver") and a $5.0 million Term Loan. Available borrowings under the New Revolver are based on a formula comprised of our eligible accounts receivable and inventory.

The agreement governing the New Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth.

Substantially all of the Company's assets are pledged as collateral under the New Credit Facility.

As of October 31, 2001, we had $4.0 million of letters of credit outstanding under the New Revolver. The total amount available under the New Revolver at October 31, 2001 was $10.2 million subject to compliance with certain financial covenants. As of October 31, 2001, we were in compliance with all such covenants.

Continuing operations used cash of ($0.1) and ($4.6) million in the years ended October 31, 2001 and 2000, respectively. Cash from the increase in profitability was used to reduce trade payables and accrued liabilities in 2001. Capital expenditures, primarily for manufacturing equipment, were $5.5 and $10.2 million in the years ended October 31, 2001 and 2000, respectively. We expect to spend approximately $5.0 to $6.0 million on capital expenditures, primarily for manufacturing equipment, during fiscal 2002. We anticipate making a capital contribution of approximately $0.9 million during the next six months to SDI Molan, the German joint venture formed in June 2001. We expect to make the aforementioned payments with cash from operations and borrowings under the New Revolver.

Our working capital was $6.0 million at October 31, 2001, an increase of $20.9 million from a working capital deficit of ($14.9) million at October 31, 2000. The increase was primarily due to cash proceeds of $4.0 million received from the issuance of preferred stock in February 2001, the Aerospace Sale and the Real Estate Transaction, net of the repayment of long-term debt outstanding under the Prior Credit Facility and the repurchase of a portion of our Notes.

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

Accounting Developments

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137 in June 1999 that deferred the effective date of SFAS No. 133 until the first quarter of fiscal years beginning after June 15, 2000. We adopted SFAS Nos. 133 and 137 in the first quarter of 2001 and determined that the impact on our financial statements was immaterial.

Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements filed with the SEC. We adopted SAB 101 in the fourth quarter of 2001 and determined that the impact on our financial statements was immaterial.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" issued in June 1995 and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). We are required to adopt the provisions of SFAS No. 144 on November 1, 2002 and do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. We are required to adopt the provisions of SFAS No. 143 on November 1, 2002 and do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

Business Combinations and Goodwill

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. Except for business combinations initiated after June 30, 2001, we are required to adopt the provisions of SFAS Nos. 141 and 142 on November 1, 2002. We do not expect the adoption of SFAS Nos. 141 or 142 to have a material impact on our results of operations, financial position or liquidity.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At October 31, 2001 we had open Euro forward exchange contracts totaling E0.6 million to directly hedge payments on a purchase contract denominated in Euro for machinery. Certain amounts borrowed under our New Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. Our interest rate swap agreement with the agent under our Prior Credit Facility terminated March 7, 2001.

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

Name	Age	Positions
Dr. John F. Lehman	59	Chairman of the Board of Directors
Thomas W. Cresante	54	Director, President and Chief Executive Officer
George A. Sawyer	70	Director, Secretary
Joseph A. Stroud	46	Director, Assistant Secretary and Executive Vice President
Louis N. Mintz	37	Director, Assistant Secretary
M. Steven Alexander	45	Director
Oliver C. Boileau, Jr.	74	Director
Randy H. Brinkley	57	Director
Donald Glickman	68	Director
William Paul	65	Director
Thomas G. Pownall	80	Director
John J. Walsh	43	Executive Vice President and Chief Operating Officer
James L. Baglini	40	Vice President—Energetics
Andrew G. Bonas	41	Vice President—Engineering
Nicholas J. Bruge	38	Vice President—General Manager, Mesa
Patrick J. Carroll	58	Vice President—Advanced Product Development
Thomas R. Cessario	47	Vice President—Environmental, Health and Safety
James E. Reeder	44	Vice President—Finance
Robert E. Sepulveda	48	Vice President—General Manager, Moorpark Automotive
Stephen S. Sperber	60	Vice President—Human Resources

Dr. John F. Lehman, who became a director of the Company upon consummation of the Recapitalization and Chairman of the Company in June 1999, is a Managing General Partner of J.F. Lehman and Company. Prior to founding J.F. Lehman & Company, Dr. Lehman was an investment banker with PaineWebber Incorporated and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman is Chairman of the Board of Directors of OAO Technology Solutions, Inc. and Racal Instruments, Inc., and is a member of the Board of Directors of Elgar Holdings, Inc., Ball Corporation, ISO Inc. and Burke Industries, Inc. In addition, Dr. Lehman is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a Trustee of LaSalle College High School.

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

George A. Sawyer is currently a director and Secretary of the Company and also served as Chairman of the Board from December 1998 to May 1999 and as interim Chief Executive Officer from May 1999 to October 1999. Mr. Sawyer is also a co-founder and Managing General Partner of J.F. Lehman & Company. From 1993 to 1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is currently Chairman of Burke Industries, Inc. and a director of Elgar Holdings, Inc. and Racal Instruments, Inc. He also serves on the Board of Trustees of Webb Institute and is on the Board of Managers of the American Bureau of Shipping.

Joseph A. Stroud is currently a director, Assistant Secretary and Executive Vice President of the Company and also served as interim Chief Financial Officer from June 1999 to October 2000. Mr. Stroud is a member of a limited partner of J.F. Lehman Equity Investors I, LP and was employed by J.F. Lehman & Company from 1996 to 2001. Prior to joining J.F. Lehman & Company, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until Litton Industries, Inc. purchased the company in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is currently a director of Elgar Holdings, Inc. and Burke Industries, Inc.

Louis N. Mintz became Assistant Secretary of the Company in January 2000 and a Director in January 2001. Mr. Mintz is a Principal of J.F. Lehman & Company. From 1996 to 1997, Mr. Mintz was a member of the Private Equity Investment Group at Odyssey Partners, LP, and from 1994 to 1996 served as Vice President at Rosecliff, Inc., where he was involved in all aspects of the acquisition and management of several portfolio companies. Prior to joining Rosecliff, Mr. Mintz spent five years with Nevasca Development Corporation, a leading real estate development firm in the resort community of Telluride, Colorado. He began his career at Drexel Burnham Lambert as a financial analyst in the corporate finance department. Mr. Mintz is currently a director of OAO Technology Solutions, Inc.

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

Oliver C. Boileau, Jr. became a director of the Company upon consummation of the Recapitalization. Mr. Boileau joined Northrop Grumman Corporation in December 1989 as President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. In 1980, he joined General Dynamics Corporation as President and was a member of the Board of Directors. In January 1988, Mr. Boileau was promoted to Vice-Chairman. He retired from General Dynamics in May 1988. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. He is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University and the National Security Advisory Panel of Sandia National Laboratories. Mr. Boileau is also a director of Burke Industries, Inc., Elgar Holdings, Inc., United States Marine Repair and Forever Enterprises.

Randy H. Brinkley became a director of the Company in September 1999. Currently, Mr. Brinkley serves as a President of Boeing Satellite Systems Inc. ("BSS"), the world's largest manufacturer of commercial communication satellites. Mr. Brinkley was Senior Vice President of Programs for BSS until March 2001. Before joining Hughes Space and Communications Company (acquired by Boeing in October 2000) in 1999, Mr. Brinkley spent seven years as a senior executive at the National Aeronautics and Space Administration, including positions as Program Manager for the International Space Station and Mission Director of the Hubble Space Telescope repair mission. From 1990 to 1992, Mr. Brinkley managed research and development activities for advanced aircraft systems and technologies at the McDonnell Douglas Corporation. Prior thereto, Mr. Brinkley served in the U.S. Marine Corps for 25 years before retiring as a Colonel.

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

William Paul became a director of the Company upon consummation of the Recapitalization. Mr. Paul began his career with United Technologies Corporation ("UTC") at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky Aircraft, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed the Executive Vice President of UTC, Chairman of UTC's international operations and became a member of UTC's Management Executive Committee. Mr. Paul retired from these positions in 1997. Mr. Paul is a director of Elgar Holdings, Inc.

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

John J. Walsh, Executive Vice President and Chief Operating Officer, is responsible for developing and implementing the Company's business strategy and is the corporate champion for the Company's Six Sigma and Lean Manufacturing programs. Mr. Walsh joined the Company in May 1999 as Vice President of Strategic Marketing and Programs and was promoted to his current position in 2000. Prior to joining the Company, Mr. Walsh was the Director of Sales and Marketing, Aerospace from 1996 to 1999 and the Director of Aerospace, Defense and Specialty Products from 1994 to 1996 for The Ensign-Bickford Company. Mr. Walsh worked as a Product Section Manager and a Business Development Manager from 1986 to 1993 for Thiokol Corporation. From 1977 to 1986, Mr. Walsh worked in various engineering roles for two different aerospace manufacturing firms. Mr. Walsh has a degree in Aeronautical and Astronautical Engineering from Purdue University and a Master of Business Administration from St. Joseph's University.

James E. Baglini, Vice President—Energetics, is responsible for the direction and management of the Company's energetics operations. Mr. Baglini joined the Company in September 1999 as Director of Energetic Materials and was promoted to his current position on May 7, 2001. Prior to joining the Company, Mr. Baglini was Manager, Propellant Actuated Devices at Pacific Scientific, a unit of Danaher Corporation, from 1997 to 1999. His experience also includes positions as Manager, Propellant Development for OEA, Inc. in Denver, Colorado from 1992 to 1997 and Manager, Propellant, Pyrotechnic and Explosive Operations for Unidynamics in Phoenix, Arizona from 1985 to 1992. Mr. Baglini holds a Bachelor of Science degree in Pre-Professional Studies (chemistry and biology) from the University of Notre Dame.

Andrew G. Bonas, Vice President—Engineering, is responsible for all product design engineering, research and development and engineering services. Mr. Bonas joined the Company in April 1999 as Vice President—Aerospace Division and was promoted to his current position January 12, 2001. Prior to joining the Company, Mr. Bonas worked in product design for TRW's Vehicle Safety Systems. Starting with TRW in 1988, Mr. Bonas worked as a New Product Team Leader, a Product Design and Development Engineering Manager and a Senior Engineer. From 1983 to 1988, Mr. Bonas worked in various engineering roles with two different manufacturing companies producing pyrotechnic devices. Mr. Bonas holds a degree in Mechanical Engineering from Pennsylvania State University and a Master of Business Administration from the University of Phoenix.

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

Patrick J. Carroll, Vice President—Advanced Product Development, joined the Company in 1999 as Vice President-General Manager, Hollister when the Company acquired the Micro Gas Generator product line. Prior to the acquisition, Mr. Carroll was a Corporate Vice President for Teledyne, and in 1998 concurrently served as the General Manager of Commercial Operations for McCormick Selph Ordnance Products, a business unit of Teledyne Ryan Aeronautical. Prior thereto, Mr. Carroll worked for FMC Corporation from 1967 to 1995, most recently as General Manager of the corporate lab. Mr. Carroll has a degree in Mechanical Engineering and Master of Mechanical Engineering from Pennsylvania State University and an Executive Master of Business Administration from Stanford University.

Thomas R. Cessario, Vice President—Environment, Health and Safety, is responsible for all matters regarding environmental, health and safety issues at the Company. Mr. Cessario joined the Company in November 1999 in his current position. Prior to joining the Company, Mr. Cessario was the Corporate Director of Safety, Health and Environment from 1997 to 1999 for Irex Construction Engineering Corporation. From 1992 to 1997, Mr. Cessario worked in a similar position with Rollins Environmental, Inc. Mr. Cessario worked as a Division Manager of Safety, Health and Environment from 1983 to 1992 for Thiokol Corporation. Mr. Cessario has a Bachelor of Science degree from West Virginia University as well as a Master of Safety and Industrial Hygiene and a Master of Operations from Wilmington College.

James E. Reeder Vice President—Finance, is responsible for managing the day-to-day financial operations of the Company. Mr. Reeder joined the Company in January 2002 in his current position. Prior to joining the Company, Mr. Reeder was Chief Financial Officer of PowerLift Corporation, a large distributor of Caterpillar equipment from 1999 to 2001. From 1985 to 1999, Mr. Reeder held a variety of financial positions at Avery Dennison, a manufacturer of consumer products. Mr. Reeder has a Bachelor of Science degree in Economics, Summa Cum Laude, from California State Polytechnic University, Pomona and a Master of Business Administration from the Haas School, University of California, Berkeley.

Robert E. Sepulveda, Vice President—General Manager, Moorpark Automotive, is responsible for the day-to-day facility operations and general management of the Company's Moorpark, California facility. Mr. Sepulveda joined the Company in May 2000 in his current position. Prior to joining the Company, Mr. Sepulveda worked as a self-employed manufacturing representative and consultant in the automotive and aerospace industries from 1998 to 2000. From 1989 to 1998, Mr. Sepulveda worked for TRW's Driverside Module Facility starting in materials management and ultimately serving as plant manager. Mr. Sepulveda worked as Materials Manager for Morton International, an airbag manufacturer, from 1987 to 1989 and as a Materials Supervisor for Williams International, an aerospace manufacturer, from 1980 to 1987. Mr. Sepulveda has a degree in Business Management from Weber State University.

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

Audit Committee.    The Audit Committee of the Board of Directors is comprised of Messrs. Paul, Glickman, Alexander, Boileau and Mintz. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

Compensation Committee.    The Compensation Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Stroud, Pownall and Cresante. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of our employees and consultants, and oversees and administers certain of our stock option plans.

Stock Option Committee.    The Stock Option Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Stroud, and Pownall. The Stock Option Committee is responsible for the administration of our 1991 and 1999 Stock Option Plans.

ITEM 11. EXECUTIVE COMPENSATION

The table below contains the annual and long-term compensation for services in all capacities to our company for 2001, 2000 and 1999, of those persons (collectively, the "Named Executive Officers") who were, during 2001, (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers receiving compensation of $100,000 or more from us or one of our subsidiaries.

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options	All Other Compensation ($)
Thomas W. Cresante President and Chief Executive Officer (October 1999 to date)	2001 2000 1999	353,974 335,927 32,934	313,750 — —	— — 111,200(1)(7)	22,394(2) 223,488(2)(3) —
John J. Walsh Executive Vice President and Chief Operating Officer (May 2000 to date) Vice President—Strategic Marketing and Programs (May 1999 to May 2000)	2001 2000 1999	212,076 183,750 84,140	275,000 — —	— — 25,000(4)(7)	14,967(2)(3) 1,938(2) —
Andrew G. Bonas Vice President—Engineering (January 2001 to date) Vice President—Aerospace Division (April 1999 to January 2001)	2001 2000 1999	159,600 152,774 77,890	61,250 — —	— — 18,000(4)(7)	2,675(2) 1,945(2) —
Thomas R. Cessario Vice President—Environment, Health & Safety (November 1999 to date)	2001 2000 1999	162,150 147,561 —	5,000 15,000 —	— 8,000(5)(7) —	24,224(3) — —
Robert E. Sepulveda Vice President—General Manager Moorpark Automotive (May 2000 to date)	2001 2000 1999	170,814 69,810 —	30,000 — —	— 18,000(6)(7) —	50,956(2)(3) — —
Donald C. Campion Executive Vice President and Chief Financial Officer (October 2000 to October 2001)	2001 2000 1999	291,667 27,886 —	125,000 — —	— — —	2,625(2) — —

(1)
Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on October 12, 1999.

(2)
Consists of matching contributions under our 401(k) plan, which was adopted in 1994, and certain life insurance premiums.

(3)
Consists of fringe benefits such as closing costs on home purchase, mortgage payments, loan interest and country club dues.

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

(6)
Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on July 11, 2000.

(7)
These options were cancelled in October 2001 pursuant to written agreements between SDI and each optionee.

Options Granted in 2001

There were no options granted in 2001.

Aggregate Option Purchases in 2001 and 2001 Year End Option Values

No options were exercised in 2001 and all options held by the Named Executive Officers were cancelled in October 2001 pursuant to written agreements between SDI and each optionee.

Bonus and Incentive Plans

Since March 1998, we have maintained two short-term incentive plans for the benefit of all regular, full time employees of the Automotive Products Division and the Aerospace Division, respectively (collectively, the "Bonus Plans"), and a Management Incentive Plan for certain members of management from both divisions (the "Management Plan"). The Bonus Plans permit us to pay employees quarterly bonuses based on employment level, the attainment of certain pre-established financial performance criteria, and the attainment of certain pre-established individual goals. The Management Plan bonuses are paid annually, based upon the attainment of certain pre-established consolidated and division financial performance criteria. The Bonus Plans and the Management Plan are administered by a committee of the Board of Directors, which has full power and authority to determine the terms and conditions of awards under the Bonus Plans and the Management Plan.

Benefit Plans

We also maintain various qualified and non-qualified benefit plans for our employees, including a 401(k) profit sharing plan. An insured deferred compensation plan for certain highly compensated employees, which was adopted in 1995, was terminated and all assets were distributed to participants in November 2000. We reserve the right to add, amend, change, tie off and/or terminate any or all qualified or nonqualified benefit plans at any time and to alter, amend, add to and/or restrict employee participation to the extent permitted by applicable federal or state law or regulation.

Compensation of Directors

Directors who are our employees do not receive any compensation directly for their service on the Board of Directors. All other directors receive $2,000 per meeting and $20,000 per annum for their services.

Employment and Consulting Agreements

Thomas W. Cresante.    On October 1, 1999, we entered into an employment agreement with Mr. Cresante. The employment agreement has an initial term of two years and provides for an automatic one-year renewal at the end of the initial term and each renewal term until terminated upon written notice. We will pay Mr. Cresante a base salary of $342,500 per year, subject to annual review by our Board of Directors. In addition, Mr. Cresante is eligible to receive at least 60% of his annual base salary in bonus compensation based upon set performance standards. Pursuant to the employment agreement, in 1999 Mr. Cresante received options to purchase 111,200 shares of our Common Stock at an exercise price of $50.00 per share. These options were cancelled in 2001. Mr. Cresante was also required by the employment agreement to, and he did, purchase 5,875 shares of our Common Stock at a price of $34.00 per share on January 31, 2000. The employment agreement provides that we may terminate Mr. Cresante's employment for cause (as defined in the employment agreement). If we terminate Mr. Cresante's employment other than for cause or disability, Mr. Cresante will be entitled to receive an amount equal to the balance payable under the employment agreement or twelve months salary, depending on when the agreement is terminated.

Donald C. Campion.    Mr. Campion's employment was terminated October 31, 2001. He is entitled to receive an amount equal to twelve months salary under his employment terms.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 31, 2001, ownership of our Common Stock by (i) the stockholders known to us to be the beneficial owners of more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class Outstanding(3)
JFL Co-Invest Partners I, LP 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	1,415,640(4)(5)(10)	37.8%
J.F. Lehman & Company 450 Park Avenue New York, New York 10022	735,294(4)(6)	19.8%
J.F. Lehman Equity Investors I, LP 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	861,951(4)(7)(10)	23.1%
Neubauer Family Trust Ordnance Products, Inc. 16207 Carmenita Rd. Cerritos, CA 90703	1,096,522(8)	29.5%
Paribas Principal Incorporated 787 Seventh Avenue New York, New York 10019	390,276(9)(10)	10.5%
M. Steven Alexander	390,276(11)	10.5%
John F. Lehman	3,012,885(4)(12)	80.1%
Donald Glickman	3,012,885(4)(12)	80.1%
George A. Sawyer	3,012,885(4)(12)	80.1%
Louis N. Mintz	3,012,885(4)(12)	80.1%
Oliver C. Boileau, Jr.	—(13)	—
William Paul	—(14)	—
Thomas G. Pownall	—(15)	—
Joseph A. Stroud	—(16)	—
Thomas W. Cresante	5,875	*
John J. Walsh	—	—
Andrew G. Bonas	—	—
Thomas R. Cessario	—	—
Robert E. Sepulveda	—	—
Donald C. Campion	—	—
Directors and Executive Officers as a Group	3,409,036	90.4%

*
Indicates ownership of less than one percent of outstanding shares.

(1)
Unless indicated otherwise, the address of the beneficial owner listed above is c/o Special Devices, Incorporated, 14370 White Sage Road, Moorpark, California 93021.

(2)
As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security. However, under California law, personal property owned by a married person may be community property that either spouse may manage and control. We have no information as to whether any shares shown in this table are subject to California community property law.

(3)
Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of October 31, 2001. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of October 31, 2001 that is subject to options or warrants exercisable within 60 days of October 31, 2001 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

(4)
JFL Co-Invest Partners I, LP is a Delaware limited liability company that is an affiliate of J.F. Lehman Equity Investors I, LP and J.F. Lehman & Company. Each of Messrs. Lehman, Glickman, Sawyer and Mintz, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control JFL Co-Invest Partners I, LP, J.F. Lehman Equity Investors I, LP and J.F. Lehman & Company. J.F. Lehman Investors I, LP and J.F. Lehman & Company may be deemed to control the voting and disposition of the shares of the Common Stock owned by JFL Co-Invest Partners I, LP. Accordingly, for certain purposes, Messrs. Lehman, Glickman, Sawyer and Mintz may be deemed to be beneficial owners of the shares of Common Stock owned by JFL Co-Invest Partners I, LP.

(5)
Includes 181,162 shares as to which JFL Co-Invest Partners I, LP has granted J.F. Lehman & Company an irrevocable voting proxy and which J.F. Lehman & Company has the right to acquire at any time prior to December 15, 2002.

(6)
Represents 735,294 shares owned by the Neubauer Family Trust, JFL Co-Invest Partners I, LP, J.F. Lehman Equity Investors I, LP and Paribas Principal Incorporated that J.F. Lehman & Company has the right to vote under an irrevocable voting power and has the right to acquire at any time prior to December 15, 2002.

(7)
Includes 136,548 shares as to which J.F. Lehman Equity Investors I, LP has granted J.F. Lehman & Company an irrevocable voting proxy and which J.F. Lehman & Company has the right to acquire at any time prior to December 15, 2002.

(8)
Includes 367,647 shares as to which Mr. Neubauer has granted J.F. Lehman & Company an irrevocable voting proxy and which J.F. Lehman & Company has the right to acquire at any time prior to December 15, 2002.

(9)
Includes 49,937 shares as to which Paribas Principal Incorporated has granted J.F. Lehman & Company an irrevocable voting proxy and which J.F. Lehman & Company has the right to acquire at any time prior to December 15, 2002.

(10)
Includes options exercisable within 60 days of October 31, 2001 for 28,334, 21,355 and 7,811 shares for JFL Co-Invest Partners I, LP, J.F. Lehman Equity Investors I, LP and Paribas Principal Incorporated, respectively.

(11)
As an officer of Paribas Principal Incorporated ("Paribas"), Mr. Alexander may be deemed to control the shares of Common Stock owned by Paribas. Accordingly, Mr. Alexander may be deemed to be beneficial owner of the shares of Common Stock owned by Paribas reflected above. The address for Mr. Alexander is c/o Paribas Principal, Inc., 787 Seventh Avenue, New York, New York 10019.

(12)
The address of Messrs. Lehman, Glickman, Sawyer and Mintz is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.

(13)
Mr. Boileau is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Boileau is 114 Arapahoe Drive, PO Box 663, Saratoga, Wyoming 82331.

(14)
Mr. Paul is a member of a limited partnership of J.F. Lehman Equity Investors I, LP. The address for Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611.

(15)
Mr. Pownall is a member of a limited partnership of J.F. Lehman Equity Investors I, LP and is on the investment advisory board of J.F. Lehman & Company. The address for Mr. Pownall is 1800 K Street, NW, Suite 724, Washington, D.C. 20006.

(16)
Mr. Stroud is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Stroud is c/o Burke Industries, Inc., 13767 Freeway Drive, Santa Fe Springs, CA 90670.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Upon consummation of the Recapitalization, we entered into a Stockholders Agreement with JFL Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Incorporated, the Treinen Family Trust and the Neubauer Family Trust (collectively, the "Stockholders") and J.F. Lehman & Company. Among other things, the Stockholders Agreement provides that each Stockholder will vote all of its Common Stock to elect as directors the 11 persons designated as directors by JFL Equity Investors I, LP and the one person designated as a director by Paribas Principal Incorporated. The Stockholders Agreement contains customary restrictions on transfer, rights of first offer, preemptive rights, tag-along and drag-along rights. The Stockholders Agreement will terminate upon the earlier of:

  •
  the tenth anniversary of the Stockholders Agreement,

  •
  the date when all Stockholders and their transferees cease to hold any Securities (as defined under the Stockholders Agreement),

  •
  the date when all Securities have been sold in a registered public offering or distributed to the public pursuant to Rule 144 under the Securities Act, or

  •
  the date when Securities at an aggregate offering price of at least $20,000,000 are sold in a registered public offering.

The Stockholders Agreement will terminate with respect to any Stockholder once that Stockholder ceases to hold any Securities. In 2001, the Stockholders Agreement terminated as to the Treinen Family Trust when the shares held by this Stockholder were transferred to certain other Stockholders. The Stockholders Agreement will terminate with respect to any Securities once those Securities have been sold in a registered public offering or distributed to the public pursuant to Rule 144 under the Securities Act.

Rollover Stockholders Agreement

Upon consummation of the Recapitalization, we entered into a Rollover Stockholders Agreement with J.F. Lehman & Company, and the Treinen and Neubauer family trusts. The Rollover Stockholders Agreement provides that the Neubauer and Treinen family trusts and their respective transferees will have the right under certain circumstances to require us to purchase all or any portion of the Additional Rollover Shares (as defined in the Rollover Stockholders Agreement) at the Call Price (as defined in the Rollover Stockholders Agreement). The Rollover Stockholders Agreement also provides that J.F. Lehman & Company will have the right for a specified period to purchase any or all of the Additional Rollover Shares held by the Neubauer and Treinen family trusts or their transferees at the Call Price. J.F. Lehman & Company has an irrevocable proxy to vote all of the Additional Rollover

Shares it has a right to acquire. In 2001, the Rollover Stockholders Agreement terminated as to the Treinen Family Trust when the shares held by this Stockholder were transferred to certain other Stockholders.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Incorporated and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Page
(a)(1)	FINANCIAL STATEMENTS
	Report of Independent Accountants	F-1
	Consolidated Balance Sheets at October 31, 2001 and 2000	F-2
	Consolidated Statements of Operations for each of the three years in the period ended October 31, 2001	F-4
	Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended October 31, 2001	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2001	F-6
	Notes to Consolidated Financial Statements	F-7
(a)(2)	FINANCIAL STATEMENT SCHEDULES
All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the Consolidated Financial Statement or related Notes thereto.
(a)(3)	EXHIBITS
Exhibit No.	Description
1.1(g)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No. 1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(g)	Certificate of Incorporation of the Company.
3.2(g)	Bylaws of the Company.
4.1(g)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(g)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6(l)	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.
10.2(g)	Credit Agreement, dated as of December 15, 1998, among the Company, various banks and Bankers Trust Company, as Lead Arranger and Administrative Agent.
10.6(g)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.7(g)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.

10.8(g)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.9(g)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.10(g)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.11(g)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(g)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(g)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.14(g)	Pledge Agreement, dated as of December 15, 1998, between Thomas Treinen Family Trust, by Thomas F. Treinen, trustee and J.F. Lehman & Company.
10.15(g)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Inc., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.21(d)	Special Devices, Incorporated 401(k) Plan.
10.27(f)	Development Agreement, dated August 28, 1996, between Company and the City of Moorpark.
10.29(h)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.31(h)	1999 Stock Option Plan dated June 23, 1999.
10.33(h)	Capital Call Agreement dated January 26, 2000 among the Company, various banks, and Bankers Trust Company as Administrative Agent.
10.34(h)	Second Amendment to Credit Agreement, dated January 26, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.35(k)	Third Amendment to Credit Agreement, dated June 7, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.36(k)	Fourth Amendment to Credit Agreement, dated September 18, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.37(j)	Fifth Amendment to Credit Agreement, dated January 12, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.38(k)	Capital Call Agreement dated September 18, 2000 among the Company, various banks, and Bankers Trust Company as Administrative Agent.
10.39(l)	First Amendment to Credit Agreement, dated July 14, 1999 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.40(l)	Sixth Amendment to Credit Agreement, dated April 25, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.41(m)	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.42(m)	Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.43(m)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(g)	Subsidiaries of the Company.

25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(I)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(I)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(k)	Special Devices, Incorporated Press Release dated May 14, 2000.
99.4(k)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(k)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(l)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

  (k)
  Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 25, 2001 and incorporated herein by reference.

  (l)
  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2001 and incorporated herein by reference.

  (m)
  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2001 and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

We sold the remaining assets of our Aerospace segment on May 11, 2001. See our Form 8-K filed May 25, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Special Devices, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Special Devices, Incorporated and its subsidiary at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
January 17, 2002

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 31
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,341	$596
Accounts receivable, net of allowances of $642 and $393 in 2001 and 2000, respectively	12,745	17,346
Inventories	10,600	11,730
Deferred tax assets	2,562	2,411
Prepaid expenses and other current assets	6,151	3,890

Total current assets	33,399	35,973

Property, plant and equipment, at cost:
Land	—	3,723
Buildings and improvements	—	36,544
Furniture, fixtures and computer equipment	5,197	4,933
Machinery and equipment	80,770	78,115
Transportation equipment	267	318
Leasehold improvements	10	237
Construction in progress	2,903	6,815

Gross property, plant, and equipment	89,147	130,685
Less accumulated depreciation and amortization	(53,945)	(49,612)

Net property, plant and equipment	35,202	81,073
Other assets, net of accumulated amortization	7,159	8,109
Notes receivable	4,505	—
Net assets of discontinued operations	—	12,688

Total assets	$80,265	$137,843

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 31
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,188	$16,553
Accrued liabilities	8,035	4,613
Accrued interest	4,309	5,089
Accrued bonus	2,074	—
Accrued environmental and other investigation costs	431	3,636
Income taxes payable	2,316	11,434
Revolving line of credit	—	4,400
Current portion of long-term debt	1,000	5,157

Total current liabilities	27,353	50,882
Deferred income taxes	2,869	5,232
Long-term debt, net of current portion	78,430	125,618

Total liabilities	108,652	181,732

Commitments and contingencies (Note 18)
Redeemable preferred stock	4,000	—
Redeemable common stock	33,625	30,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 and 0 shares issued and outstanding in 2001 and 2000, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding in 2001 and 2000	30	30
Additional paid-in capital	67,102	70,102
Retained earnings (deficit)	(133,144)	(144,646)

Total stockholders' equity (deficit)	(66,012)	(74,514)

Total liabilities and stockholders' equity (deficit)	$80,265	$137,843

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	For The Years Ended October 31
	2001	2000	1999
Net sales	$122,917	$131,970	$124,552
Cost of sales	104,830	115,017	110,554

Gross profit	18,087	16,953	13,998

Operating expenses	19,290	14,020	11,379
Environmental and other investigation costs	1,752	2,067	11,117

Total operating expenses	21,042	16,087	22,496

Income (loss) from operations	(2,955)	866	(8,498)

Other income (expense):
Interest expense, net	(13,049)	(17,144)	(13,782)
Gain (loss) on disposal of assets	(6,360)	58	4
Recapitalization costs	—	(65)	(16,180)

Total other income (expense)	(19,409)	(17,151)	(29,958)

Loss from continuing operations before extraordinary gain and income taxes	(22,364)	(16,285)	(38,456)
Income tax benefit	(9,394)	(6,813)	(13,641)

Loss from continuing operations before extraordinary gain	(12,970)	(9,472)	(24,815)
Discontinued operations:
Income from discontinued operations, net of taxes of $801, $2,514 and $3,033, respectively	1,062	3,495	4,549
Gain on sale of discontinued operations, net of taxes of $10,557 and $18,280 in 2001 and 2000, respectively	13,994	24,396	—

Income (loss) before extraordinary gain	2,086	18,419	(20,266)
Extraordinary gain on extinguishment of debt, net of taxes of $0	9,416	—	—

Net income (loss)	$11,502	$18,419	$(20,266)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, October 31, 1998	—	—	7,809,801	$78	$51,364	$45,838	$97,280
Record acquisition transaction	—	—	(3,367,618)	(41)	22,562	(163,727)	(141,206)
Record redeemable common stock	—	—	(735,294)	(7)	—	(24,993)	(25,000)
Contributed assets	—	—	—	—	3,286	—	3,286
Accreted put premium on redeemable common stock	—	—	—	—	(2,625)	—	(2,625)
Net loss	—	—	—	—	—	(20,266)	(20,266)

Balance, October 31, 1999	—	—	3,706,889	30	74,587	(163,148)	(88,531)
Record adjustment to contributed assets	—	—	—	—	(1,694)	83	(1,611)
Purchase of common stock	—	—	5,875	—	199	—	199
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	(3,000)
Issuance of warrants	—	—	—	—	10	—	10
Net income	—	—	—	—	—	18,419	18,419

Balance, October 31, 2000	—	—	3,712,764	30	70,102	(144,646)	(74,514)
Issuance of redeemable preferred stock	4,000	—	—	—	—	—	—
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	(3,000)
Net income	—	—	—	—	—	11,502	11,502

Balance, October 31, 2001	4,000	—	3,712,764	$30	$67,102	$(133,144)	$(66,012)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For The Years Ended October 31
	2001	2000	1999
Cash Flows From Operating Activities:
Net income (loss)	$11,502	$18,419	$(20,266)
Extraordinary gain on extinguishment of debt	(9,416)	—	—
Income from discontinued operations	(1,062)	(3,495)	(4,549)
Gain on sale of discontinued operations	(13,994)	(24,396)	—

Loss from continuing operations	(12,970)	(9,472)	(24,815)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	12,383	14,319	15,110
Loss on asset retirements and disposals	6,360	58	4
Deferred income taxes	(2,514)	5,373	(4,601)
Increase (decrease) in inventory reserve	181	(1,488)	(379)
Changes in assets and liabilities:
Accounts receivable	4,601	(43)	(4,745)
Inventories	949	(3,994)	1,065
Prepaid expenses, other current assets and income taxes receivable	(731)	1,457	(4,885)
Other assets	(2,017)	261	140
Accounts payable, accounts payable to related parties and accrued liabilities	(7,176)	(1,603)	20,285
Income taxes payable	80	(9,360)	(7,623)
Other	749	(78)	844

Net cash used in continuing operations	(105)	(4,570)	(9,600)
Net cash provided by (used in) discontinued operations	(21,901)	3,402	1,988

Net cash used in operating activities	(22,006)	(1,168)	(7,612)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(5,460)	(10,218)	(15,726)
Proceeds from sale of discontinued operations	41,986	51,370	—
Proceeds from real estate transaction	27,022	—	—
Other	(612)	(103)	(320)

Net cash provided by (used in) investing activities	62,936	41,049	(16,046)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	4,000	—	—
Proceeds from issuance of common stock	—	199	—
Repurchase of common stock	—	—	(41)
Recapitalization costs	—	—	(141,165)
Proceeds from issuance of long-term debt	5,000	—	170,000
Repurchase of long-term debt	(13,401)	—	—
Repayment of long-term debt	(30,775)	(38,525)	(2,750)
Payment of deferred financing fees	(609)	—	(8,815)
Net borrowings under revolving line of credit	—	—	5,900
Net repayments under revolving line of credit	(4.400)	(1,500)	—
Other	—	93	—

Net cash provided by (used in) financing activities	(40,185)	(39,733)	23,129

Net increase (decrease) in cash	745	148	(529)
Cash and cash equivalents at beginning of year	596	448	977

Cash and cash equivalents at end of year	$1,341	$596	$448

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,917	$18,639	$11,181
Income taxes	13,595	2	5,349
Non-cash financing activities:
Notes receivable from disposal of assets	4,550	—	—
Issuance of redeemable common stock	—	—	27,625

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Operations

Special Devices, Incorporated, a Delaware corporation (the "Company" or "SDI"), is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. The Company's primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system. We believe we are the world's largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use SDI's product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers.

On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the "Recapitalization") whereby affiliates of J.F. Lehman and Company ("J.F. Lehman") obtained a controlling interest in the Company. As a result of the Recapitalization the Company delisted its Common Stock from the NASDAQ Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission (the "SEC"). The Company continues to file reports with the SEC as long as the Senior Subordinated Notes remain outstanding.

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At October 31, 2001, the Continuing Stockholders own approximately 29.5% of the common equity of the Company.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Scot, Incorporated ("Scot"), through the date of the sale on September 21, 2000. All material intercompany accounts and transactions have been eliminated. In June 2001, the Company formed a joint venture partnership in Germany. The Company accounts for its 50% ownership interest under the equity method of accounting. The carrying balance of the Company's investment in the joint venture at October 31, 2001 was $0.3 million. The joint venture, known as SDI—Molan GmbH & Co. KG, will develop, produce, market, distribute and sell air bag initiators, micro gas generators and seat belt buckles and pyrotechnic pretensioners in Europe.

Discontinued Operations

The divestiture of the Aerospace Division, which included Scot, was completed in a series of transactions in 2000 and 2001. As previously disclosed, Scot was divested on September 21, 2000 and the net assets of the remaining Aerospace operations were sold on May 11, 2001 (the "Aerospace Sale"). See Note 15. The results of operations, the gain on sale of Scot and the net assets of the Aerospace Segment have been reclassified to Discontinued Operations. Accounting for discontinued operations according to Generally Accepted Accounting Principles ("GAAP") involves identifying charges such as corporate allocations that were originally charged to Aerospace operations but that would be continuing. Those continuing charges are then reallocated back to the remaining operations of the Automotive Products Division. In addition, interest expense was reallocated to the Aerospace segment based on its total assets. This reallocation of corporate charges and interest has been done for all periods presented. As a result of the reallocations and reclassifications to discontinued operations, certain amounts in the Consolidated Financial Statements and Notes thereto have been revised from the amounts presented in prior years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, trade accounts receivable and all current liabilities (excluding short-term borrowings) approximate the fair values due to the relatively short maturities of these instruments.

The following are the fair value and carrying amounts of long-term debt, including short-term borrowings:

	October 31
	2001	2000
	(In thousands)
Fair value	$34,772	$55,175
Carrying amount	79,430	135,175

The Company's borrowings under its term loans and revolving lines of credit have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes are traded occasionally in public markets.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated service lives of the related assets. The following are the lives used in determining depreciation rates of various assets:

Buildings and improvements	25-39 years
Machinery and equipment	8 years
Furniture, fixtures and computer equipment	3-5 years
Transportation equipment	3-5 years

Leasehold improvements are amortized over the lesser of 10 years or the remaining life of the lease. Upon sale or retirement of the depreciable property, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in the consolidated statement of operations.

Revenue Recognition

The Automotive Products Division, organized in 1989, manufactures products, to customer specifications, under standard purchase orders. Sales are primarily recognized when products are shipped. The Aerospace Division, the sale of which was completed in 2001, manufactured products under fixed price, long-term contracts directly for the U.S. Department of Defense, its prime contractors and subcontractors; and commercial companies. The contracts varied in length, but generally were completed within 12 to 24 months. Sales under production contracts were generally recognized as units were shipped or, in some cases, when accepted by the customer; sales under significant engineering contracts or long-term production contracts were recognized under the percentage of completion method. Sales relating to the Aerospace Division have been reclassified to "Income from discontinued operations" in the consolidated statements of operations for all periods presented.

Income Taxes

The Company accounts for income taxes under the liability method whereby deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

On November 1, 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" issued in June 1995 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company is required to adopt the provisions of SFAS No. 144 on November 1, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. The Company is required to adopt the provisions of SFAS No. 143 on November 1, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. Except for business combinations initiated after June 30, 2001, the Company is required to adopt the provisions of SFAS Nos. 141 and 142 on November 1, 2002. The Company does not expect the adoption of SFAS Nos. 141 or 142 to have a material impact on the Company's results of operations or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. Accounts Receivable

The following is activity relating to the allowance for doubtful accounts:

	October 31,
	2001	2000	1999
	(In thousands)
Balance at beginning of year	$393	$322	$355
Additions charged to expense	440	361	360
Write-offs	(191)	(290)	(393)

Balance at end of year	$642	$393	$322

Amounts relating to the Aerospace Division were reclassified to "Net assets of discontinued operations" in the consolidated balance sheet at October 31, 2000.

4. Inventories

Inventories consist of the following components:

	October 31,
	2001	2000
	(In thousands)
Raw materials and components	$3,770	$7,241
Work in process	888	1,121
Finished goods	5,942	3,368

Total inventories	$10,600	$11,730

Inventory amounts relating to the Aerospace Division were reclassified to "Net assets of discontinued operations" in the consolidated balance sheet at October 31, 2000.

5. Accrued Liabilities

In October 2001, the Company accrued $0.7 million for severance and related employee costs associated with a company-wide reduction in force of approximately 115 employees. As of October 31, 2001, approximately $0.2 million had been charged against the accrued severance liability. Of the $0.7 million charged to expense, approximately $0.3 million was charged to "Cost of sales" and $0.4 million was charged to "Operating expenses" in the Company's consolidated statement of operations for the year ended October 31, 2001. The accrued severance liability was $0.5 million at October 31, 2001.

6. Long-Term Debt

Long-term debt consists of the following components:

	October 31
	2001	2000
	(In thousands)
Term loan	$5,000	$30,775
Revolving line of credit	—	4,400
Senior subordinated notes	74,430	100,000

	79,430	135,175
Less current portion	1,000	9,557

Long-term debt	$78,430	$125,618

As part of the Recapitalization in 1999, the Company issued $100.0 million of Senior Subordinated Notes (the "Notes"). In 2001, the Company repurchased $25.6 million face value of the Notes in the open market for $13.4 million. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under its credit facilities.

In June 2001, the Company repaid its existing senior term loan and revolving credit facility (the "Prior Credit Facility") with the proceeds of the Aerospace Sale and the Real Estate Transaction and terminated its credit agreement with a syndicate of banks. The Company entered into a new credit facility (the "New Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "New Revolver") and a $5.0 million five-year Term Loan (the "New Term Loan"). Available borrowings under the New Revolver are based on a formula comprised of eligible accounts receivable and inventory.

The New Revolver and the New Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the New Credit Facility prior to the start of each quarterly interest period. The New Term Loan had an effective rate of 6.00% per annum at October 31, 2001. At October 31, 2001, no amount was outstanding under the New Revolver. Letters of credit outstanding under the New Revolver reduce the amount of borrowings available. The Company had $4.0 million in letters of credit outstanding at October 31, 2001. The total amount available under the New Revolver at October 31, 2001 was $10.2 million subject to compliance with certain financial covenants which the Company must meet on a quarterly basis.

Substantially all of the Company's assets are pledged as collateral under the New Credit Facility.

The following are the remaining principal payments under the New Term Loan (in thousands):

For The Years Ending October 31
2002	$1,000
2003	1,000
2004	1,000
2005	1,000
2006	1,000

$5,000

7. Income Taxes

The income tax provision (benefit) attributable to continuing operations consists of the following components:

	For The Years Ended October 31
	2001	2000	1999
	(In thousands)
Current:
Federal	$(5,325)	$(8,610)	$(8,396)
State	(1,555)	(3,576)	(644)

	$(6,880)	$(12,186)	$(9,040)

Deferred:
Federal	$(1,672)	$3,779	$(3,446)
State	(842)	1,594	(1,155)

	$(2,514)	$5,373	$(4,601)

Total:
Federal	$(6,997)	$(4,831)	$(11,842)
State	(2,397)	(1,982)	(1,799)

	$(9,394)	$(6,813)	$(13,641)

The following are temporary differences which give rise to deferred tax assets and liabilities:

	October 31
	2001	2000
	(In thousands)
Noncurrent deferred tax liabilities:
Depreciation	$(3,763)	$(3,732)
Advance recovery of estimated net operating losses	—	(1,500)
Alternative minimum tax credit	894	—

	(2,869)	(5,232)

Current deferred tax assets:
Allowance for doubtful accounts	273	166
Inventories	210	122
Vacation	366	403
Other accruals	1,713	1,720

	2,562	2,411

Net deferred tax liabilities	$(307)	$(2,821)

Management believes that it is more likely than not that the reversal of taxable temporary differences will be sufficient to realize the deferred tax assets. Deferred tax assets also include $0.9 million of state tax credits that will begin expiring in 2008.

The following are the reasons the income tax provision (benefit) differs from the amount that would have resulted by applying the Federal statutory rates during such periods to the income (loss) before income taxes:

	For The Years Ended October 31
	2001	2000	1999
	(In thousands)
Income tax provision (benefit) at Federal statutory rates	$(8,701)	$(6,201)	$(13,460)
State income taxes	(1,558)	(1,288)	(1,170)
Recapitalization costs not deductible for tax purposes	—	—	2,075
Non-deductible penalties	1,082	723	—
Decrease in tax reserves	—	—	(1,000)
Other	(217)	(47)	(86)

	$(9,394)	$(6,813)	$(13,641)

8. Redeemable Preferred Stock

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

9. Redeemable Common Stock

Some of the outstanding shares of Common Stock held by certain stockholders, are subject to the right, under certain conditions, to require the Company to purchase all or a portion of these shares at a price per share based on a formula. Accordingly, these 735,294 shares have been recorded as redeemable common stock. Annual accretion on the redeemable common stock is $3.0 million.

10. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock, $.01 par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At October 31, 2001 and 2000, 4,000 and 0 shares of Preferred Stock were outstanding, respectively. See Note 8.

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

In June 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the issuance of up to 370,000 shares of Common Stock pursuant to awards granted under the 1999 Plan. Options vest ratably over four years and expire on the tenth anniversary of the date of grant. No options were granted in 2001. All options outstanding under the 1999 Plan were cancelled in October 2001 pursuant to written agreements between the Company and each optionee.

In accordance with APB Opinion No. 25, no compensation expense has been charged to earnings in any of the three years in the period ended October 31, 2001. Had compensation expense for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

		For The Years Ended October 31
		2001	2000	1999
		(In thousands)
Net income (loss)	As reported	$11,502	$18,419	$(20,266)
	Pro forma	11,502	17,992	(21,976)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk-free interest rates of 5.84% and 6.02% per annum; dividend yields of 0% for both years; and a weighted-average expected life of the options of 9.2 years for both years. No options were granted in 2001.

The following table summarizes stock option activity for each of the three years in the period ended October 31, 2001:

	1991 Stock Option Plan	Weighted Average Exercise Price	1996 Special Grant	Weighted Average Exercise Price	1999 Stock Option Plan	Weighted Average Exercise Price
Shares authorized	560,000		442,000		370,000

Shares under option:
Outstanding at October 31, 1998	232,072		442,000		—
Granted	—	—	—	—	363,200	$50.00
Exercised	224,322	$17.75	348,250	$17.00	—	—
Forfeited	—	—	28,750	$17.00	7,000	$50.00

Shares under option:
Outstanding at October 31, 1999	7,750		65,000		356,200
Granted	—	—	—	—	28,000	$50.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	7,500	$17.00	42,000	$50.00

Shares under option:
Outstanding at October 31, 2000	7,750		57,500		342,200
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited or cancelled	—	—	—	—	342,200	$50.00

Shares under option:
Outstanding at October 31, 2001	7,750		57,500		—

Weighted average fair value of options granted during the year:
1999		—		—		$4.80
2000		—		—		$4.67
2001		—		—		—
Options exercisable:
At October 31, 1999	5,500		60,500		—
At October 31, 2000	7,750		57,500		78,550
At October 31, 2001	7,750		57,500		—

The following table summarizes information about stock options outstanding at October 31, 2001:

	Options Outstanding
		Weighted Average		Options Exercisable
Range Of Exercise Price	Number Outstanding At October 31, 2001	Remaining Contractual Life	Exercise Price	Number Exercisable At October 31, 2001	Weighted Average Exercise Price
$17.00-$17.75	65,250	5.2	$17.05	65,250	$17.05

Registration Rights Agreement

Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, J.F. Lehman Equity Investors I, L.P., JFL Co-Invest Partners I, L.P., Paribas Principal Incorporated and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

11. Employee Benefit Plans

The Company has a 401(k) plan that provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 20% of their gross wages, subject to statutory limitations. The Company can elect to make matching contributions in amounts that can change from year to year. During the last three fiscal years, the Company matched 30% of an employee's deferral up to the first 5% of each participating employee's salary. Employees vest ratably over three years in the Company's matching contributions. The Company's matching expense was approximately $0.3, $0.4 and $0.3 million for the years ended October 31, 2001, 2000 and 1999, respectively.

12. Related Party Transactions

Management Agreements with J.F. Lehman

Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the "Management Agreements") the Company entered into with J.F. Lehman upon consummation of the Recapitalization, the Company paid J.F. Lehman a transaction fee of $3.0 million for its efforts in connection with the Recapitalization in 1999. In addition, the Company agreed to pay J.F. Lehman an annual management fee equal to $0.9 million, payable in advance on a quarterly basis. The Company paid $0.9, $0.9 and $0.8 million in management fees to J.F. Lehman in 2001, 2000 and 1999, respectively. J.F. Lehman also received transaction fees and expense reimbursements as advisors on the Aerospace Sale and Real Estate Transaction in 2001 and on the Scot divestiture in 2000. Transaction fees and expense reimbursements were $1.5 and $0.7 million, respectively, in 2001 and $0.9 and $0.2 million, respectively, in 2000.

Component Purchases

The Company purchased materials from one corporation in 2001 and 2000 and from two corporations in 1999 owned by one of its stockholders. During the years ended October 31, 2001, 2000 and 1999, approximately $1.3, $3.1 and $4.5 million, respectively, of materials were purchased from this stockholder's corporations. At October 31, 2001 and 2000, approximately $0.1 and 0.2 million, respectively, was owed to the corporations owned by this stockholder.

MGG Contribution, License and Lease Agreement

In July 1999, the Company entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. ("MSI"), which at the time was an affiliate of the Company's controlling stockholder, pursuant to which the Company received certain assets and licensed the intellectual property comprising the micro gas generator ("MGG") automotive product line. MGG units are used by the automotive industry in seat belt pretensioner applications. Under the terms of the agreement, MSI licensed to the Company on a perpetual, non-exclusive basis, the intellectual property rights to produce MGG units, and leased to the Company the portion of the premises in Hollister, California where the tangible MGG assets were located. The Company was obligated to pay MSI $14,000 per month for the leased premises. As consideration for the licensed intellectual property, the Company was obligated to pay a royalty of $0.25 per MGG unit produced and sold by the Company. Finally, during the term of the lease, MSI agreed to provide the Company with certain materials and manpower resources to enable the Company to produce MGG units at the Hollister facility. In exchange for such materials and services, the Company agreed to pay MSI $36,000 per month. After the April 24, 2000 accidental initiation incident that occurred at Hollister (see Note 18, "Commitments and Contingencies"), the MGG product line was moved to the Company's Mesa, Arizona facility. The Contribution, License and Lease Agreement was amended and restated in September 2000 to terminate the lease and convey all of MSI's rights to the intellectual property to the Company for consideration of $75,000.

13. Major Customers

The following are accounts receivable from, and sales to, customers that exceeded 10% of net accounts receivable and net sales:

	October 31
	2001		2000
	$	%	$	%
	($ In thousands)
Accounts Receivable:
TRW, Incorporated	$5,098	40.6%	$6,091	35.3%
Autoliv	3,597	28.6%	6,846	39.6%
Atlantic Research Corporation	1,556	12.4%	3,010	17.4%
Inflation Systems, Incorporated	1,432	10.7%	1,291	7.5%
	For The Years Ended October 31
	2001		2000		1999
	$	%	$	%	$	%
	($ In thousands)
Sales:
TRW, Incorporated	$49,017	39.9%	$55,183	41.8%	$60,606	48.7%
Autoliv	42,213	34.3%	41,728	31.6%	40,459	32.5%
Atlantic Research Corporation	16,688	13.6%	17,631	13.4%	15,605	12.5%

14. Quarterly Results of Operations (unaudited)

The following is a summary of the unaudited quarterly results of operations for 2001 and 2000:

	2001 Quarter Ended
	January 28		April 29		July 29	October 31	Full Year
	(In thousands)
Net sales	$30,181	(a)	$33,263		$28,428	$31,045	$122,917
Gross profit	4,354	(b)	5,518	(d)	1,638	6,577	18,087
Income (loss) from operations	980	(c)	769	(e)	(3,702)	(1,002)	(2,955)
Income (loss) before extraordinary item(f)(g)	(929)		(2,099)		7,832	(2,718)	2,086
Net income (loss)(f)(h)	(929)		(2,099)		10,658	3,872	11,502
	2000 Quarter Ended
	January 30	April 30	July 30	October 31	Full Year
	(In thousands)
Net sales(a)	$32,199	$34,732	$32,356	$32,683	$131,970
Gross profit(a)	4,617	4,636	3,553	4,147	16,953
Income (loss) from operations(i)(j)	1,151	1,664	47	(1,996)	866
Income (loss) before extraordinary item(f)(k)	(1,569)	(166)	(1,081)	21,235	18,419
Net income (loss)(f)(k)	(1,569)	(166)	(1,081)	21,235	18,419
(a)
Reflects reclassification of the Aerospace segment to "Income from discontinued operations".

(b)
Reflects reclassification of $1,807 to "Income from discontinued operations" and $240 to "Cost of sales" from "Operating expense" for bonus expense.

(c)
Reflects reclassification of $1,365 to "Income from discontinued operations" and $225 to "Operating expense" from "Other income (expense)" for management fees.

(d)
Reflects reclassification of $240 to "Cost of sales" from "Operating expense" for bonus expense.

(e)
Reflects reclassification of $225 to "Operating expense" from "Other income (expense)" for management fees.

(f)
Includes Gain on sale of discontinued operations of $15,237 (net of tax of $10,158) in the third quarter of 2001 and $24,396 (net of tax of $18,280) in the fourth quarter of 2000.

(g)
Includes Loss on disposal of assets of $4,777 in the third quarter of 2001 for the Real Estate Transaction.

(h)
Includes Extraordinary gain on extinguishment of debt of $2,826 (net of tax of $1,884) in the third quarter of 2001 and $6,590 (net of tax of ($1,884)) in the fourth quarter of 2001.

(i)
Reflects reclassification of $1,274 in the first quarter of 2000, $3,232 in the second quarter of 2000, $3,411 in the third quarter of 2000 and $1,274 in the fourth quarter of 2000 to "Income from discontinued operations".

(j)
Reflects reclassification of $225 to "Operating expense" from "Other income (expense)" for management fees.

(k)
Includes Environmental and other investigation costs of $2,067 in the fourth quarter of 2000.

15. Aerospace Sale

The Aerospace Division, which included Scot, comprised the Aerospace segment (the "Aerospace Segment"). As previously disclosed, the Company divested Scot on September 21, 2000 and on May 11, 2001, the Company completed the sale of the net assets comprising the remaining operations of the Aerospace Division. Proceeds from the sale were used to pay senior indebtedness under the Prior Credit Facility.

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

Net sales of the Aerospace Division were $11.4, $36.3 and $41.9 million in 2001, 2000 and 1999, respectively.

16. Real Estate Transaction

On June 5, 2001, the Company completed the sale and leaseback of its facilities in Moorpark, California and Mesa, Arizona to Autosafe Airbag 14(CA) LP and Autosafe Airbag 12(CA) LP for gross consideration of $31.4 million in cash and $4.6 million in notes receivable. Net cash proceeds were $27.0 million which were used to pay senior indebtedness under the Prior Credit Facility with the balance used for general corporate purposes. The assets sold had a net book value of $38.6 million resulting in a loss of approximately $4.8 million in 2001. Depreciation expense related to the assets sold was $1.1, $2.1 and $1.3 million in 2001, 2000 and 1999, respectively. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations based on the Consumer Price Index beginning in 2003.

17. Extraordinary Gain on Extinguishment of Debt

The Company recorded an extraordinary gain in 2001 of $9.4 million. The Company repurchased $25.6 million face value of Notes in the open market for $13.4 million resulting in a gain of

$11.5 million, net of the write off of $0.7 million in related prepaid financing fees. This $11.5 million gain was partially offset by the write off of an additional $2.1 million in prepaid financing fees in connection with the termination of the Company's Prior Credit Facility.

18. Commitments and Contingencies

Leases

Land and Buildings

The Company signed a lease on its facilities in Moorpark, California and Mesa, Arizona in connection with the Real Estate Transaction in 2001. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations based on the Consumer Price Index beginning in 2003.

In 1997, the Company signed a 7-year lease for an approximate 25,000 square foot building in Moorpark, California, for its glass seal operations. Monthly rental expense as of October 31, 2000 was approximately $14,000 per month. This lease was terminated in November 2000.

Other Operating Leases

Rental expense for each of the years ended October 31, 2001, 2000 and 1999 was approximately $1.8, $0.3 and $0.3 million, respectively.

The following are future minimum lease payments under non-cancelable operating leases (in thousands):

For The Years Ending October 31
2002	$4,010
2003	3,950
2004	3,930
2005	3,927
2006	3,924
Thereafter	57,225

Total minimum lease payments	$76,966

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

OSHA Investigations.    On April 24, 2000, an accidental initiation incident occurred at the Company's former Hollister, California facility. The incident resulted in the death of one of the Company's employees and injury to another. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance on October 20, 2000 of administrative citations for alleged safety violations and proposed fines aggregating approximately $250,000. The Company settled the alleged administrative violations for approximately $190,000. The District Attorney's Office for San Benito County filed a complaint on April 23, 2001 charging the Company with two misdemeanors and two felonies. On May 8, 2001, SDI entered into a civil and criminal settlement agreement pursuant to which the pending case was resolved for a total of $1.0 million, which was accrued during the quarter ended April 29, 2001. Under the agreement, SDI entered a nolo contendere plea to the two misdemeanor violations and paid a $30,000 criminal fine, and entered into a $970,000 civil settlement, offset by the payments made to resolve the Cal-OSHA administrative citations, payments in the aggregate amount of $200,000 to victims of the accident and their families, and payments of up to $20,000 for the State's investigation costs. Further proceedings on the two felony counts are stayed for two years and will be dismissed upon SDI's completion of a two-year term of probation.

A separate Cal-OSHA investigation is also pending. On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility and two employees were injured. Cal-OSHA conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company has appealed the citations and the appeal is pending. Because the accident resulted in a serious injury, the Cal-OSHA's Bureau of Investigation ("BOI") conducted its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. The Company believes that this investigation has concluded and no referral has been made. At this stage, it is not possible to predict or assess the amount of potential liabilities associated with the BOI investigation which could result in criminal liabilities and penalties.

Qui Tam Suit.    The Company is a defendant in a civil action entitled United States ex rel. Charles K Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on the Company in December 2001 is a qui tam lawsuit in which a former employee of the Company is seeking, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. The complaint alleges that the Company, when submitting invoices under unspecified government contracts prior to August 1999, falsely certified that it was in compliance with environmental laws. The Company is investigating the allegations and intends to vigorously defend the action.

CharTech Suit.    A lawsuit alleging that the Company willfully infringes two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The suit seeks unspecified monetary damages and an injunction against the Company's alleged practice of the technology claimed in these patents. The patents at issue relate to the use of a "getter" material in connection with leak-testing hermetically sealed devices. CharTech's suit claims that initiators produced by the Company infringe these patents.

The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company IsoVac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. If the Company is found liable for patent infringement, it could be liable for monetary damages, which could be increased up to three times if willful infringement is also found to exist. In addition, if the Company is found liable for patent infringement, the Company could be enjoined from producing the subject initiators.

The Company believes that it has meritorious defenses in this action that could serve to avoid liability or limit the damages that might be due if liability were found. The Company believes that its counterclaims and third party claims are also meritorious and may lead to a monetary recovery by the Company. A trial date has not yet been set, but a pre-trial conference has been scheduled for February 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moorpark, State of California, on the 25th day of January 2002.

SPECIAL DEVICES, INCORPORATED
By:	/s/ THOMAS W. CRESANTE Thomas W. Cresante President and Chief Executive Officer
Signature	Title	Date

/s/ THOMAS W. CRESANTE Thomas W. Cresante	Director, President and Chief Executive Officer (Principal Executive Officer)	January 25, 2002
/s/ JAMES E. REEDER James E. Reeder	Vice President Finance (Principal Financial and Accounting Officer)	January 25, 2002
/s/ DR. JOHN F. LEHMAN Dr. John F. Lehman	Chairman of the Board of Directors	January 25, 2002
/s/ GEORGE A. SAWYER George A. Sawyer	Director and Secretary	January 25, 2002
/s/ JOSEPH A. STROUD Joseph A. Stroud	Director, Executive Vice President and Assistant Secretary	January 25, 2002
/s/ LOUIS N. MINTZ Louis N. Mintz	Director and Assistant Secretary	January 25, 2002
/s/ M. STEVEN ALEXANDER M. Steven Alexander	Director	January 25, 2002
/s/ OLIVER C. BOILEAU, JR. Oliver C. Boileau, Jr.	Director	January 25, 2002
/s/ RANDY H. BRINKLEY Randy H. Brinkley	Director	January 25, 2002
/s/ DONALD GLICKMAN Donald Glickman	Director	January 25, 2002
/s/ WILLIAM PAUL William Paul	Director	January 25, 2002
/s/ THOMAS G. POWNALL Thomas G. Pownall	Director	January 25, 2002

QuickLinks

FORM 10-K405
SPECIAL DEVICES, INCORPORATED INDEX TO ANNUAL REPORT ON FORM 10-K405
NOTE CONCERNING FORWARD-LOOKING INFORMATION
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES