Form 10-Q
period 2002-02-03
SPECIAL DEVICES INC /DE
filed 2002-03-15
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended: February 3, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

At March 12, 2002, the total number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I—FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	(a) Consolidated Balance Sheets: February 3, 2002 and October 31, 2001	3
	(b) Consolidated Statements of Operations: For the Three Months Ended February 3, 2002 and January 28, 2001	4
	(c) Consolidated Statements of Cash Flows: For the Three Months Ended February 3, 2002 and January 28, 2001	5
	(d) Notes to the Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II—OTHER INFORMATION
ITEM 1.	Legal Proceedings	14
ITEM 6.	Exhibits and Reports on Form 8-K	15
Signatures		19

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	February 3, 2002	October 31, 2001
ASSETS
Current assets:
Cash	$154	$1,341
Accounts receivable, net of allowances of $672 at February 3, 2002 and $642 at October 31, 2001	11,506	12,745
Inventories	8,499	10,600
Deferred tax assets	2,562	2,562
Prepaid expenses and other current assets	4,291	6,151

Total current assets	27,012	33,399

Property, plant and equipment, at cost
Machinery and equipment	80,781	80,770
Construction in progress	4,873	2,903
Other	5,475	5,474

Gross property, plant and equipment	91,129	89,147
Less accumulated depreciation and amortization	(56,300)	(53,945)

Net property, plant and equipment	34,829	35,202

Other assets, net of accumulated amortization	7,497	7,159
Notes receivable	4,497	4,505

Total assets	$73,835	$80,265

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,595	$9,188
Income taxes payable	1,437	2,316
Accrued interest	1,108	4,309
Accrued bonus	282	2,074
Other current liabilities	7,174	8,466
Revolving line of credit	2,347	—
Current portion of long-term debt	1,000	1,000

Total current liabilities	22,943	27,353
Deferred income taxes	2,869	2,869
Long-term debt, net of current portion	77,094	78,430

Total liabilities	102,906	108,652

Commitments and contingencies (Note 7)
Redeemable preferred stock	4,000	4,000
Redeemable common stock	34,375	33,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares authorized; 4,000 shares issued and outstanding at February 3, 2002 and October 31, 2001	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at February 3, 2002 and October 31, 2001	30	30
Additional paid-in capital	66,352	67,102
Retained earnings (deficit)	(133,828)	(133,144)

Total stockholders' equity (deficit)	(67,446)	(66,012)

Total liabilities and stockholders' equity (deficit)	$73,835	$80,265

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 3, 2002	January 28, 2001
Net sales	$27,565	$30,181
Cost of sales	22,749	25,827

Gross profit	4,816	4,354
Operating expenses	4,675	3,374

Income from operations	141	980
Interest expense, net	(2,218)	(3,478)

Loss from continuing operations before extraordinary gain and income taxes	(2,077)	(2,498)
Income tax benefit	(831)	(999)

Loss from continuing operations before extraordinary gain	(1,246)	(1,499)
Discontinued operations:
Income from discontinued operations, net of taxes of $380	—	570
Gain on sale of discontinued operations, net of taxes of $28	41	—

Loss before extraordinary gain	(1,205)	(929)
Extraordinary gain on extinguishment of debt, net of taxes of $0	521	—

Net loss	$(684)	$(929)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 3, 2002	January 28, 2001
Cash Flows From Operating Activities:
Net loss	$(684)	$(929)
Extraordinary gain on extinguishment of debt	(521)	—
Income from discontinued operations	—	(570)
Gain on sale of discontinued operations	(41)	—

Loss from continuing operations	(1,246)	(1,499)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,545	3,192
Deferred income taxes	—	(600)
Changes in assets and liabilities:
Accounts receivable and other assets	2,506	(722)
Inventories	2,101	96
Accounts payable and other liabilities	(5,878)	(3,214)
Income taxes payable	(907)	(999)

Net cash used in continuing operations	(879)	(3,746)
Net cash provided by (used in) discontinued operations	69	(7,721)

Net cash used in operating activities	(810)	(11,467)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,982)	(792)
Proceeds on sale of discontinued operations	69	—
Other	(18)	—

Net cash used in investing activities	(1,931)	(792)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	2,347	14,700
Repayment of long-term debt	(500)	(78)
Repurchase of senior subordinated notes	(293)	—

Net cash provided by financing activities	1,554	14,622

Net increase (decrease) in cash	(1,187)	2,363
Cash at beginning of year	1,341	596

Cash at end of period	$154	$2,959

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,420	$6,839
Income taxes	$77	$9,130

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

On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the "Recapitalization") whereby affiliates of J.F. Lehman and Company ("J.F. Lehman") obtained a controlling interest in the Company. As a result of the Recapitalization the Company delisted its Common Stock from the NASDAQ Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission (the "SEC"). The Company continues to file reports with the SEC puruant to the terms governing the Senior Subordinated Notes.

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At February 3, 2002, the Continuing Stockholders own approximately 29.5% of the common equity of the Company.

The principal executive offices of the Company are located at 14370 White Sage Road, Moorpark, California 93021 and its telephone number is (805) 553-1200.

2. Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 2001. Operating results for the three-month period ended February 3, 2002 are not necessarily indicative of the operating results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Discontinued Operations

The divestiture of the Aerospace Division, which included the Company's subsidiary, Scot, Incorporated ("Scot") was completed in a series of transactions in 2000 and 2001. As previously disclosed, Scot was divested on September 21, 2000 and the net assets of the remaining Aerospace operations were sold on May 11, 2001 (the "Aerospace Sale"). The results of operations and the net assets of the Aerospace Segment have been reclassified to Discontinued Operations. Accounting for discontinued operations according to GAAP involves identifying charges such as corporate allocations that were originally charged to Aerospace operations but that would be continuing. Those continuing charges are then reallocated back to the remaining operations of the Automotive Products Division. In addition, interest expense was reallocated to the Aerospace Segment based on its total assets. This reallocation of corporate charges and interest has been done for all prior periods presented. As a result of the reallocations and reclassifications to discontinued operations, certain amounts in the Consolidated Financial Statements and Notes thereto have been revised from the amounts presented in prior years.

Net sales of the Aerospace Division were $0 and $4.4 million for the three months ended February 3, 2002 and January 28, 2001, respectively.

4. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, we are required to adopt the provisions of SFAS No.s 141, 142 and 143 on November 1, 2002. We do not expect the adoption of these statements to have a material impact on our results of operations or financial position.

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

5. Inventories

Inventories consist of the following components:

	February 3, 2002	October 31, 2001
	(In thousands)
Raw materials and components	$3,541	$3,770
Work in process	1,365	888
Finished goods	3,593	5,942

Total inventories	$8,499	$10,600

6. Debt

The Company entered into a new credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory.

The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. The Term Loan had a balance of $4.5 million and an effective interest rate of 5.25% per annum at February 3, 2002. At February 3, 2002, $2.3 million was outstanding under the Revolver with an effective interest rate of 5.00% per annum. Letters of credit outstanding under the Revolver reduce the amount of borrowings available. The Company had $4.0 million in letters of credit outstanding at February 3, 2002. The total amount available under the Revolver at February 3, 2002 was $6.4 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of February 3, 2002. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

In November 2001, the Company purchased $0.8 million face value of its Senior Subordinated Notes (the "Notes") in the open market for $0.3 million resulting in an extraordinary gain of $0.5 million. At February 3, 2002, the Company had $73.6 million of Notes outstanding. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinated to its obligations under the Credit Facility.

The fair value and carrying amount of long-term debt, including short-term borrowings, are as follows:

	February 3, 2002	October 31, 2001
	(In thousands)
Fair value	$43,644	$34,772
Carrying amount	$80,441	$79,430

The Company's borrowings under the Term Loan and the Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of the Term Loan and Revolver is a reasonable estimate of its fair value. The Notes are traded occasionally in public markets.

7. Commitments and Contingencies

OSHA Investigations.    On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility and two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company has appealed the citations and the appeal is pending. Because the accident resulted in a serious injury, the Cal-OSHA's Bureau of Investigation ("BOI") conducted its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. The Company believes that this investigation has concluded and no referral has been made. At this stage, it is not possible to predict or assess the amount of potential liabilities associated with the BOI investigation which could result in criminal liabilities and penalties.

Qui Tam Suit.    The Company is a defendant in a civil action entitled United States ex rel. Charles K Holder v. Special Devices, Incorporatedpending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on the Company in December 2001 is a qui tam lawsuit in which a former employee of the Company is seeking, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. The complaint alleges that the Company, when submitting invoices under unspecified government contracts prior to August 1999, falsely certified that it was in compliance with environmental laws. The Company is investigating the allegations and intends to vigorously defend the action.

CharTech Suit. A lawsuit alleging that the Company willfully infringes two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The suit seeks unspecified monetary damages and an injunction against the Company's alleged practice of the technology claimed in these patents. The patents at issue relate to the use of a "getter" material in connection with leak-testing hermetically sealed devices. CharTech's suit claims that initiators produced by the Company infringe these patents. The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company IsoVac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. If the Company is found liable for patent infringement, it could be liable for monetary damages, which could be increased up to three times if willful infringement is also found to exist. In addition, if the Company is found liable for patent infringement, the Company could be enjoined from producing the subject initiators. The Company believes that it has meritorious defenses in this action that could serve to avoid liability or limit the damages that might be due if liability were found. The Company believes that its counterclaims and third party claims are also meritorious and may lead to a monetary recovery by the Company. A trial date has not yet been set and a previously scheduled pre-trial conference was taken off the calendar.

Recently, the court granted a stay of most claims of the lawsuit pending the court's consideration of CharTech's motion to bifurcate the Company's indemnification claim, and to stay the rest of the lawsuit until the indemnification claim has been decided. A court-ordered settlement mediation conference is also scheduled for later in March 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report. We sold the net assets comprising our remaining Aerospace operations on May 11, 2001. The results of operations and the net assets of the Aerospace Segment have been reclassified to Discontinued Operations. Accounting for discontinued operations according to GAAP involves identifying charges such as corporate allocations that were originally charged to Aerospace operations but that would be continuing. Those continuing charges are then reallocated back to the remaining operations of the Automotive Products Division. In addition, interest expense was reallocated to the Aerospace segment based on its total assets. This reallocation of corporate charges and interest has been done for all prior periods presented. As a result, the narrative that follows has been revised from the narrative presented in the prior year.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.

	Three Months Ended
	February 3, 2002	January 28, 2001
Net sales	100.0%	100.0%
Cost of sales	82.5%	85.6%

Gross profit	17.5%	14.4%
Operating expenses	17.0%	11.2%

Income from operations	0.5%	3.2%

Comparison of the Three Months Ended February 3, 2002 to the Three Months Ended January 28, 2001

Net Sales

Consolidated net sales for the first quarter of 2002 were $27.6 million, compared to consolidated net sales of $30.2 million for the first quarter of 2001. The decrease was primarily due to product mix and lower unit pricing.

Gross Profit

Consolidated gross profit for the first quarter of 2002 was $4.8 million or 17.5% of consolidated net sales, compared to consolidated gross profit of $4.4 million or 14.4% of consolidated net sales for the first quarter of 2001. The improvement in gross margin is primarily due to cost reductions in excess of unit price reductions.

Operating Expenses

Consolidated operating expenses for the first quarter of 2002 were $4.7 million or 17.0% of consolidated net sales, compared with consolidated operating expenses of $3.4 million or 11.2% of consolidated net sales for the first quarter of 2001. The increase is primarily due to higher legal expenses related to the CharTech litigation (see Note 7 to the Consolidated Financial Statements in Part 1).

Other Expense

Net interest expense was $2.2 million for the first quarter of 2002 compared to net interest expense of $3.5 million for the first quarter of 2001. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $80.3 million in the first quarter of 2002, compared with $140.8 million in the first quarter of 2001. We used the net proceeds from the Aerospace Sale and the Real Estate Transaction to repay borrowings under our prior credit facility and to retire a portion of our Senior Subordinated Notes ("Notes").

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

We entered into a new credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $5.0 million Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of our eligible accounts receivable and inventory.

The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth.

As of February 3, 2002, we had $2.4 million in borrowings and $4.0 million of letters of credit outstanding under the Revolver. The total amount available under the Revolver at February 3, 2002 was $6.4 million subject to compliance with certain financial covenants. As of February 3, 2002, we were in compliance with all such covenants.

Continuing operations used cash of $(0.9) million and $(3.7) million in the three months ended February 3, 2002 and January 28, 2001, respectively. Capital expenditures, primarily for manufacturing equipment, were $2.0 million in the three months ended February 3, 2002 and $0.8 million in the three months ended January 28, 2001. We expect to spend approximately $5.0 to $6.0 million on capital expenditures, primarily for manufacturing equipment, during fiscal 2002. We anticipate making a capital contribution of approximately $0.9 million during the next six months to SDI Molan, the German joint venture formed in June 2001. We expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

Our working capital was $4.1 million at February 3, 2002, a decrease of $1.9 million from our working capital of $6.0 million at October 31, 2001. The decrease was due to capital expenditures and the repurchase of our Notes.

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

Accounting Developments

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and

Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, we are required to adopt the provisions of SFAS No.s 141, 142 and 143 on November 1, 2002. We do not expect the adoption of these statements to have a material impact on our results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At February 3, 2002, we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations.

We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CharTech Suit. A lawsuit alleging that the Company willfully infringes two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The suit seeks unspecified monetary damages and an injunction against the Company's alleged practice of the technology claimed in these patents. The patents at issue relate to the use of a "getter" material in connection with leak-testing hermetically sealed devices. CharTech's suit claims that initiators produced by the Company infringe these patents. The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company IsoVac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. If the Company is found liable for patent infringement, it could be liable for monetary damages, which could be increased up to three times if willful infringement is also found to exist. In addition, if the Company is found liable for patent infringement, the Company could be enjoined from producing the subject initiators. The Company believes that it has meritorious defenses in this action that could serve to avoid liability or limit the damages that might be due if liability were found. The Company believes that its counterclaims and third party claims are also meritorious and may lead to a monetary recovery by the Company. A trial date has not yet been set and a previously scheduled pre-trial conference was taken off the calendar. Recently, the court granted a stay of most claims of the lawsuit pending the court's consideration of CharTech's motion to bifurcate the Company's indemnification claim, and to stay the rest of the lawsuit until the indemnification claim has been decided. A court-ordered settlement mediation conference is also scheduled for later in March 2002.

For other legal proceedings, see our Annual Report on Form 10-K405 for the year ended October 31, 2001.

ITEM 3 THROUGH 5.

Omitted as not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Exhibit No.	Description
1.1(g)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No. 1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(g)	Certificate of Incorporation of the Company.
3.2(g)	Bylaws of the Company.
4.1(g)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(g)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6(l)	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.
10.2(g)	Credit Agreement, dated as of December 15, 1998, among the Company, various banks and Bankers Trust Company, as Lead Arranger and Administrative Agent.
10.6(g)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.7(g)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.8(g)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.9(g)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.10(g)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, Paribas Principal Inc., J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.

10.11(g)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(g)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(g)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.14(g)	Pledge Agreement, dated as of December 15, 1998, between Thomas Treinen Family Trust, by Thomas F. Treinen, trustee and J.F. Lehman & Company.
10.15(g)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Inc., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.21(d)	Special Devices, Incorporated 401(k) Plan.
10.27(f)	Development Agreement, dated August 28, 1996, between Company and the City of Moorpark.
10.29(h)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.31(h)	1999 Stock Option Plan dated June 23, 1999.
10.33(h)	Capital Call Agreement dated January 26, 2000 among the Company, various banks, and Bankers Trust Company as Administrative Agent.
10.34(h)	Second Amendment to Credit Agreement, dated January 26, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.35(k)	Third Amendment to Credit Agreement, dated June 7, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.36(k)	Fourth Amendment to Credit Agreement, dated September 18, 2000 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.37(j)	Fifth Amendment to Credit Agreement, dated January 12, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.38(k)	Capital Call Agreement dated September 18, 2000 among the Company, various banks, and Bankers Trust Company as Administrative Agent.
10.39(l)	First Amendment to Credit Agreement, dated July 14, 1999 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.40(l)	Sixth Amendment to Credit Agreement, dated April 25, 2001 among the Company, various banks, and Bankers Trust Company, as Lead Arranger or Administrative Agent.
10.41(m)	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.

10.42(m)	Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.43(m)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(g)	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(I)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(I)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(k)	Special Devices, Incorporated Press Release dated May 14, 2000.
99.4(k)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(k)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(l)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(n)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

(n)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K405 for the fiscal year ended October 31, 2001 and incorporated herein by reference.

(b)
REPORTS ON FORM 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED
Dated: March 15, 2002	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 15, 2002	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

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