Form 10-Q
period 2002-05-05
SPECIAL DEVICES INC /DE
filed 2002-06-17
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 5, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

At June 13, 2002, the total number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	May 5, 2002	October 31, 2001
ASSETS
Current assets:
Cash	$693	$1,341
Accounts receivable, net of allowances of $322 at May 5, 2002 and $642 at October 31, 2001	13,063	12,745
Inventories	8,682	10,600
Deferred tax assets	2,562	2,562
Prepaid expenses and other current assets	4,556	6,151

Total current assets	29,556	33,399

Property, plant and equipment, at cost
Machinery and equipment	80,810	80,770
Construction in progress	6,187	2,903
Other	5,486	5,474

Gross property, plant and equipment	92,483	89,147
Less accumulated depreciation and amortization	(58,574)	(53,945)

Net property, plant and equipment	33,909	35,202

Other assets, net of accumulated amortization	7,631	7,159
Notes receivable	4,489	4,505

Total assets	$75,585	$80,265

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,439	$9,188
Income taxes payable	1,847	2,316
Accrued interest	3,228	4,309
Accrued bonus	1,334	2,074
Other current liabilities	7,455	8,466
Current portion of long-term debt	1,000	1,000

Total current liabilities	24,303	27,353
Deferred income taxes	2,869	2,869
Long-term debt, net of current portion	76,844	78,430

Total liabilities	104,016	108,652

Commitments and contingencies (Note 7)
Redeemable preferred stock	4,000	4,000
Redeemable common stock	35,125	33,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares authorized; 4,000 shares issued and outstanding at May 5, 2002 and October 31, 2001	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at May 5, 2002 and October 31, 2001	30	30
Additional paid-in capital	65,602	67,102
Deficit	(133,188)	(133,144)

Total stockholders' equity (deficit)	(67,556)	(66,012)

Total liabilities and stockholders' equity (deficit)	$75,585	$80,265

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 5, 2002	April 29, 2001	May 5, 2002	April 29, 2001
Net sales	$31,862	$33,263	$59,427	$63,444
Cost of sales	24,222	27,745	46,971	53,572

Gross profit	7,640	5,518	12,456	9,872

Operating expenses	4,260	3,749	8,935	7,123
Environmental and other investigation costs	—	1,000	—	1,000

Total operating expenses	4,260	4,749	8,935	8,123

Income from operations	3,380	769	3,521	1,749

Other expense:
Interest expense, net	(2,329)	(3,735)	(4,547)	(7,200)
Other expense	—	(1,388)	—	(1,400)

Total other expense	(2,329)	(5,123)	(4,547)	(8,600)

Income (loss) from continuing operations before extraordinary gain and income taxes	1,051	(4,354)	(1,026)	(6,851)
Income tax expense (benefit)	411	(1,742)	(420)	(2,740)

Income (loss) from continuing operations before extraordinary gain	640	(2,612)	(606)	(4,111)

Discontinued operations:
Income from discontinued operations, net of taxes of $0, $342, $0 and $721, respectively	—	513	—	1,083
Gain on sale of discontinued operations, net of taxes of $28	—	—	41	—

Income (loss) before extraordinary gain	640	(2,099)	(565)	(3,028)
Extraordinary gain on extinguishment of debt, net of taxes of $0	—	—	521	—

Net income (loss)	$640	$(2,099)	$(44)	$(3,028)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 5, 2002	April 29, 2001
Cash Flows From Operating Activities:
Net loss	$(44)	$(3,028)
Extraordinary gain on extinguishment of debt	(521)	—
Income from discontinued operations	—	(1,083)
Gain on sale of discontinued operations	(41)	—

Loss from continuing operations	(606)	(4,111)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,003	6,710
Loss on disposal of assets	—	1,211
Deferred income taxes	—	(600)
Changes in assets and liabilities:
Accounts receivable and other assets	720	(465)
Inventories	1,821	1,334
Accounts payable and other liabilities	(2,581)	(5,997)
Income taxes payable	(497)	(2,740)

Net cash provided by (used in) continuing operations	3,860	(4,658)
Net cash provided by (used in) discontinued operations	69	(10,298)

Net cash provided by (used in) operating activities	3,929	(14,956)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(3,336)	(2,341)
Proceeds on sale of discontinued operations	69	(442)
Other	(267)	—

Net cash used in investing activities	(3,534)	(2,783)

Cash Flows From Financing Activities:
Net borrowings (repayments) under revolving line of credit	—	17,825
Repayment of long-term debt	(750)	(1,657)
Repurchase of senior subordinated notes	(293)	—
Proceeds from issuance of redeemable preferred stock	—	4,000

Net cash (used in) provided by financing activities	(1,043)	20,168

Net (decrease) increase in cash	(648)	2,429
Cash at beginning of year	1,341	596

Cash at end of period	$693	$3,025

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,572	$7,898
Income taxes	$0	$9,130

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

On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the "Recapitalization") whereby affiliates of J.F. Lehman and Company ("J.F. Lehman") obtained a controlling interest in the Company. As a result of the Recapitalization, the Company delisted its Common Stock from the NASDAQ Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission (the "SEC"). The Company continues to file reports with the SEC pursuant to the terms governing the Senior Subordinated Notes.

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At May 5, 2002, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company.

The principal executive offices of the Company are located at 14370 White Sage Road, Moorpark, California 93021 and its telephone number is (805) 553-1200.

2. Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 2001. Operating results for the three and six-month periods ended May 5, 2002 are not necessarily indicative of the operating results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Net sales of the Aerospace Division were $0 and $11.1 million for the six months ended May 5, 2002 and April 29, 2001, respectively.

4. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, the Company is required to adopt the provisions of SFAS No.'s 141, 142 and 143 on November 1, 2002. The Company does not expect the adoption of these statements to have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company is required to adopt the provisions of SFAS No. 144 on November 1, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS

No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 12, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company is required to adopt the provisions of SFAS No. 145 on November 1, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

5. Inventories

Inventories consist of the following components:

	May 5, 2002	October 31, 2001
	(In thousands)
Raw materials and components	$3,728	$3,770
Work in process	1,540	888
Finished goods	3,414	5,942

Total inventories	$8,682	$10,600

6. Debt

The Company entered into a new credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements which provide for all receipts to be swept daily to reduce borrowings outstanding.

The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. The Term Loan had a balance of $4.3 million and an effective interest rate of 5.0% per annum at May 5, 2002. At May 5, 2002, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $4.5 million in letters of credit outstanding at May 5, 2002. The total amount available under the Revolver at May 5, 2002 was $7.9 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of May 5, 2002. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

In November 2001, the Company purchased $0.8 million face value of its Senior Subordinated Notes (the "Notes") in the open market for $0.3 million resulting in an extraordinary gain of $0.5 million. At May 5, 2002, the Company had $73.6 million of Notes outstanding. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company that are subordinate to its obligations under the Credit Facility.

The fair value and carrying amount of long-term debt, including short-term borrowings, are as follows:

	May 5, 2002	October 31, 2001
	(In thousands)
Fair value	$43,991	$34,772
Carrying amount	$77,844	$79,430

The Company's borrowings under the Term Loan and the Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of the Term Loan and the Revolver is a reasonable estimate of its fair value. The Notes are traded occasionally in public markets.

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

Qui Tam Suit.    The Company is a defendant in a civil action entitled United States ex rel. Charles K Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on the Company in December 2001, is a qui tam lawsuit in which a former employee of the Company is seeking, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. The complaint alleges that the Company, when submitting invoices under unspecified government contracts prior to August 1999, falsely certified that it was in compliance with environmental laws. The Company is investigating the allegations and intends to vigorously defend the action.

CharTech Suit.    The Company conducted a mediation with CharTech, IsoVac and George Neff that resulted in a binding agreement setting forth key terms of the settlement of this dispute. Under these key terms, SDI will pay CharTech a fee for a non-exclusive license under the CharTech Patent Rights. The pending lawsuit is to be dismissed with prejudice as part of the terms. The parties are in the process of reducing a full settlement agreement to writing. The settlement does not have a material impact on the Company's results of operations, financial position or liquidity.

Other Litigation.    The Company is a defendant in various other pending claims and lawsuits. In the opinion of the Company's management, after consultation with counsel, disposition of such matters is not expected to have a material adverse effect upon either the Company's results of operations, financial position or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report. We sold the net assets comprising our remaining Aerospace operations on May 11, 2001 (the "Aerospace Sale"). The results of operations and the net assets of the Aerospace Segment have been reclassified to Discontinued Operations. Accounting for discontinued operations according to GAAP involves identifying charges such as corporate allocations that were originally charged to Aerospace operations but that would be continuing. Those continuing charges are then reallocated back to the remaining operations of the Automotive Products Division. In addition, interest expense was reallocated to the Aerospace segment based on its total assets. This reallocation of corporate charges and interest has been done for all prior periods presented. As a result, the narrative that follows has been revised from the narrative presented in the prior year.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	May 5, 2002	April 29, 2001	May 5, 2002	April 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.0%	83.4%	79.0%	84.4%

Gross profit	24.0%	16.6%	21.0%	15.6%
Operating expenses	13.4%	11.3%	15.1%	11.2%
Environmental and other investigation costs	—%	3.0%	—%	1.6%

Income from operations	10.6%	2.3%	5.9%	2.8%

Comparison of the Three Months Ended May 5, 2002 to the Three Months Ended April 29, 2001

Net Sales

Consolidated net sales for the second quarter of 2002 were $31.9 million, compared to consolidated net sales of $33.3 million for the second quarter of 2001. The decrease was primarily due to lower unit sales and prices on high value-added lead wire products partially offset by significantly higher unit sales on standard products.

Gross Profit

Consolidated gross profit for the second quarter of 2002 was $7.6 million or 24.0% of consolidated net sales, compared to consolidated gross profit of $5.5 million or 16.6% of consolidated net sales for the second quarter of 2001. The improvement in gross margin is primarily due to manufacturing productivity gains and improved margins on standard products achieved through product redesigns and negotiated supplier pricing agreements.

Operating Expenses

Consolidated operating expenses for the second quarter of 2002 were $4.3 million or 13.4% of consolidated net sales, compared with consolidated operating expenses of $3.7 million or 11.3% of consolidated net sales for the second quarter of 2001. The increase is primarily due to higher legal and other expenses related to the CharTech litigation (see Note 7 to the Consolidated Financial Statements in Part I) and higher accrued incentive bonus.

Environmental and Other Investigation Costs

There were no environmental and other investigation costs for the second quarter of 2002, compared with environmental and other investigation costs of $1.0 million for the second quarter of 2001 related to the settlement of the OSHA Hollister investigation.

Other Expense

Net interest expense was $2.3 million for the second quarter of 2002 compared to net interest expense of $3.7 million for the second quarter of 2001. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $79.4 million in the second quarter of 2002, compared with $151.6 million in the second quarter of 2001. We used the net proceeds from the Aerospace Sale in May 2001 and the sale-leaseback of our real estate assets in June 2001 (the "Real Estate Transaction") to repay borrowings under our prior credit facility and to retire a portion of our Senior Subordinated Notes ("Notes").

Comparison of the Six Months Ended May 5, 2002 to the Six Months Ended April 29, 2001

Net Sales

Consolidated net sales for the six months ended May 5, 2002 were $59.4 million, compared to consolidated net sales of $63.4 million for the six months ended April 29, 2001. The decrease was primarily due to lower unit sales and prices on high value-added lead wire products partially offset by significantly higher unit sales on standard products.

Gross Profit

Consolidated gross profit for the six months ended May 5, 2002 was $12.5 million or 21.0% of consolidated net sales, compared to consolidated gross profit of $9.9 million or 15.6% of consolidated net sales for the six months ended April 29, 2001. The improvement in gross margin is primarily due to manufacturing gains and improved margins on standard products achieved through product redesigns and negotiated supplier pricing agreements.

Operating Expenses

Consolidated operating expenses for the six months ended May 5, 2002 were $8.9 million or 15.1% of consolidated net sales, compared with consolidated operating expenses of $7.1 million or 11.2% of consolidated net sales for the six months ended April 29, 2001. The increase is primarily due to higher legal expenses and other expenses related to the CharTech litigation (see Note 7 to the Consolidated Financial Statements in Part I) and higher accrued incentive bonus.

Other Expense

Net interest expense was $4.5 million for the six months ended May 5, 2002 compared with net interest expense of $7.2 million for the six months ended April 29, 2001. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $79.8 million in the six months ended May 5, 2002, compared with $145.7 million in the six months ended April 29, 2001. We used the net proceeds from the Aerospace Sale and the Real Estate Transaction to repay borrowings under our prior credit facility and to retire a portion of our Notes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

We entered into a new credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $5.0 million Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of our eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements which provide for all receipts to be swept daily to reduce borrowings outstanding.

The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth.

As of May 5, 2002, we had no borrowings and $4.5 million of letters of credit outstanding under the Revolver. The total amount available under the Revolver at May 5, 2002 was $7.9 million subject to compliance with certain financial covenants. As of May 5, 2002, we were in compliance with all such covenants.

Continuing operations provided cash of $3.9 million and used cash of $(4.7) million in the six months ended May 5, 2002 and April 29, 2001, respectively. Capital expenditures, primarily for manufacturing equipment, were $3.3 million in the six months ended May 5, 2002 and $2.3 million in the six months ended April 29, 2001. We expect to spend approximately $5.0 to $6.0 million on capital expenditures, primarily for manufacturing equipment, during fiscal 2002. We anticipate making a capital contribution of approximately $0.6 million during the next three months to SDI Molan, the German joint venture formed in June 2001. SDI Molan is expected to start operations before the end of fiscal 2002. We will make the next semiannual interest payment of $4.2 million on our Notes in June 2002. We expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

Our working capital was $5.2 million at May 5, 2002, a slight decrease from our working capital of $6.0 million at October 31, 2001. This was primarily due to the decrease in inventory.

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

Accounting Developments

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, we are required to adopt the provisions of SFAS No.'s 141, 142 and 143 on November 1, 2002. We do not expect the adoption of these statements to have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). We are required to adopt the provisions of SFAS No. 144 on November 1, 2002 and do not expect the adoption to have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 12, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We are required to adopt the provisions of SFAS No. 145 on November 1, 2002 and do not expect the adoption to have a material impact on our results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At May 5, 2002, we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations.

We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CharTech Suit We conducted a mediation with CharTech, IsoVac and George Neff that resulted in a binding agreement setting forth key terms of the settlement of this dispute. Under these key terms, SDI will pay CharTech a fee for a non-exclusive license under the CharTech Patent Rights. The pending lawsuit is to be dismissed with prejudice as part of the terms. The parties are in the process of reducing a full settlement agreement to writing.

For other legal proceedings, see our Annual Report on Form 10-K405 for the year ended October 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2002, we granted certain employees options to purchase an aggregate of 500,400 shares of our common stock at an exercise price of $20.00 per share pursuant to our Amended and Restated 1999 Stock Option Plan. The transaction was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Rule 701 under the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Amended and Restated Special Devices, Incorporated 1999 Stock Option Plan (the "Amended Plan") was adopted by unanimous written consent of the stockholders on April 23, 2002. The Amended Plan increased the aggregate number of shares of common stock available for grant to 645,000 shares from 370,000 shares.

ITEM 3 AND 5.

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
10.43(m)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation.
10.44	Amended and Restated 1999 Stock Option Plan of the Company.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(g)	Subsidiaries of the Company.

25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(I)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(I)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(k)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(k)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(k)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(l)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(n)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

SPECIAL DEVICES, INCORPORATED
Dated: June 17, 2002	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: June 17, 2002	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 3 AND 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES