Form 10-Q
period 2002-08-04
SPECIAL DEVICES INC /DE
filed 2002-09-11
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 4, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

At September 10, 2002, the total number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 4, 2002	October 31, 2001
ASSETS
Current assets:
Cash	$524	$1,341
Accounts receivable, net of allowances of $388 at August 4, 2002 and $642 at October 31, 2001	10,842	12,745
Inventories	9,012	10,600
Deferred tax assets	2,354	2,562
Prepaid expenses and other current assets	4,681	6,151

Total current assets	27,413	33,399

Property, plant and equipment, at cost
Machinery and equipment	81,685	80,770
Construction in progress	6,379	2,903
Other	5,800	5,474

Gross property, plant and equipment	93,864	89,147
Less accumulated depreciation and amortization	(60,905)	(53,945)

Net property, plant and equipment	32,959	35,202

Other assets, net of accumulated amortization	8,753	7,159
Notes receivable	4,480	4,505

Total assets	$73,605	$80,265

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,369	$9,188
Income taxes payable	—	2,316
Accrued interest	1,130	4,309
Accrued bonus	2,288	2,074
Other current liabilities	7,285	8,466
Current portion of long-term debt	1,000	1,000

Total current liabilities	21,072	27,353
Deferred income taxes	4,534	2,869
Long-term debt, net of current portion	76,569	78,430

Total liabilities	102,175	108,652

Commitments and contingencies (Note 7)
Redeemable preferred stock	4,000	4,000
Redeemable common stock	35,875	33,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares authorized; 4,000 shares issued and outstanding at August 4, 2002 and October 31, 2001	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at August 4, 2002 and October 31, 2001	30	30
Additional paid-in capital	64,852	67,102
Deficit	(133,327)	(133,144)

Total stockholders' equity (deficit)	(68,445)	(66,012)

Total liabilities and stockholders' equity (deficit)	$73,605	$80,265

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001
Net sales	$29,477	$28,429	$88,904	$91,873
Cost of sales	22,600	26,791	69,571	80,363

Gross profit	6,877	1,638	19,333	11,510

Operating expenses	4,516	4,788	13,451	11,911
Environmental and other investigation costs	—	552	—	1,552

Total operating expenses	4,516	5,340	13,451	13,463

Income (loss) from operations	2,361	(3,702)	5,882	(1,953)

Other expense:
Interest expense, net	(2,263)	(2,985)	(6,810)	(10,374)
Loss on disposal of assets	—	(5,047)	—	(6,258)

Total other expense	(2,263)	(8,032)	(6,810)	(16,632)

Income (loss) from continuing operations before extraordinary gain and income taxes	98	(11,734)	(928)	(18,585)
Income tax expense (benefit)	49	(4,294)	(371)	(7,034)

Income (loss) from continuing operations before extraordinary gain	49	(7,440)	(557)	(11,551)

Discontinued operations:
Income from discontinued operations, net of taxes of $0, $23, $0 and $745, respectively	—	35	—	1,118
Gain (loss) on sale of discontinued operations, net of tax expense (benefit) of $(126), $10,158, $(98) and $10,158, respectively	(188)	15,237	(147)	15,237

Income (loss) before extraordinary gain	(139)	7,832	(704)	4,804
Extraordinary gain on extinguishment of debt, net of taxes of $0	—	2,826	521	2,826

Net income (loss)	$(139)	$10,658	$(183)	$7,630

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 4, 2002	July 29, 2001
Cash Flows From Operating Activities:
Net income (loss)	$(183)	$7,630
Extraordinary gain on extinguishment of debt	(521)	(2,826)
Income from discontinued operations	—	(1,118)
(Gain) loss on sale of discontinued operations	147	(15,237)

Loss from continuing operations	(557)	(11,551)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7,517	9,685
Loss on disposal of assets	—	6,258
Deferred income taxes	1,873	(600)
Changes in assets and liabilities:
Accounts receivable and other assets	3,068	1,155
Inventories	1,588	2,397
Accounts payable and other liabilities	(4,279)	(9,800)
Income taxes payable	(2,218)	3,270
Other	—	749

Net cash provided by continuing operations	6,992	1,563
Net cash provided by (used in) discontinued operations	69	(21,891)

Net cash provided by (used in) operating activities	7,061	(20,328)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(4,717)	(4,302)
Capital contribution to SDI-Molan	(973)	—
Proceeds from real estate transaction	—	27,043
Proceeds on sale of discontinued operations	69	42,830
Other	(939)	(547)

Net cash provided by (used in) investing activities	(6,560)	65,024

Cash Flows From Financing Activities:
Net repayments under revolving line of credit	—	(4,400)
Repayment of long-term debt	(1,025)	(30,775)
Proceeds from term loan	—	5,000
Repurchase of senior subordinated notes	(293)	(7,404)
Proceeds from issuance of redeemable preferred stock	—	4,000

Net cash used in financing activities	(1,318)	(33,579)

Net increase (decrease) in cash	(817)	11,117
Cash at beginning of year	1,341	596

Cash at end of period	$524	$11,713

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,858	$14,820
Income taxes	$—	$10,851
Noncash investing and financing activities:
Notes receivable from disposals of assets	$—	$4,550

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

The Company formed a joint venture partnership, SDI—Molan GmbH & Co. KG ("SDI-Molan") in Germany in June 2001. SDI-Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators, and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan is expected to start operations before the end of fiscal 2002.

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

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At August 4, 2002, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company.

The principal executive offices of the Company are located at 14370 White Sage Road, Moorpark, California 93021 and its telephone number is (805) 553-1200.

2. Interim Financial Statements

The accompanying unaudited consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 2001. Operating results for the three and nine-month periods ended August 4, 2002 are not necessarily indicative of the operating results for the full year.

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

Net sales of the Aerospace Division were $0 and $11.4 million for the nine months ended August 4, 2002 and July 29, 2001, respectively.

4. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, the Company is required to adopt the provisions of SFAS No.'s 141, 142 and 143 on November 1, 2002. The Company does not expect the adoption of these statements to have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company is required to adopt the provisions of SFAS No. 144 on November 1, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company is required to adopt the provisions of SFAS No. 145 on November 1, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is "planned". The Company is required to adopt the provisions of SFAS No. 144 for exit or disposal activities that are initiated after December 31, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

5. Inventories

Inventories consist of the following components:

	August 4, 2002	October 31, 2001
	(In thousands)
Raw materials and components	$3,505	$3,770
Work in process	1,309	888
Finished goods	4,198	5,942

Total inventories	$9,012	$10,600

6. Debt

The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements which provide for all receipts to be swept daily to reduce borrowings outstanding.

The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. The Term Loan had a balance of $4.0 million and an effective interest rate of 5.25% per annum at August 4, 2002. At August 4, 2002, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $3.5 million in letters of credit outstanding at August 4, 2002. The total amount available under the Revolver at August 4, 2002 was $7.9 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of August 4, 2002. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

In November 2001, the Company purchased $0.8 million face value of its Senior Subordinated Notes (the "Notes") in the open market for $0.3 million resulting in an extraordinary gain of $0.5 million. At August 4, 2002, the Company had $73.6 million of Notes outstanding. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company that are subordinate to its obligations under the Credit Facility.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of €3.2 million or approximately $3.1 million at the current exchange rate. At September 10, 2002, SDI-Molan had no bank loans outstanding.

The fair value and carrying amount of long-term debt, including short-term borrowings, are as follows:

	August 4, 2002	October 31, 2001
	(In thousands)
Fair value	$44,452	$34,772
Carrying amount	$77,569	$79,430

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

Qui Tam Suit.    The Company is a defendant in a civil action entitled United States ex rel. Charles K Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on the Company in December 2001, is a qui tam lawsuit in which a former employee of the Company is seeking, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. The complaint alleges that the Company, when submitting invoices under unspecified government contracts prior to August 1999, falsely certified that it was in compliance with environmental laws. The Company is vigorously defending the action.

CharTech Suit.    The Company conducted a mediation with CharTech, IsoVac and George Neff that resulted in a binding agreement setting forth key terms of the settlement of this dispute. Under these key terms, SDI will pay CharTech a fee for a non-exclusive license under the CharTech Patent Rights. The pending lawsuit is to be dismissed with prejudice as part of the terms. The parties are in the process of implementing the settlement agreement. The settlement does not have a material impact on the Company's results of operations, financial position or liquidity.

Hermetic Seal Suit.    The Company is a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. pending in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claims damages in excess of $2.3 million for breach of contract. The Company intends to vigorously defend the action.

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

	Three Months Ended		Nine Months Ended
	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.7%	94.2%	78.3%	87.5%

Gross profit	23.3%	5.8%	21.7%	12.5%

Operating expenses	15.3%	16.9%	15.1%	12.9%
Environmental and other investigation costs	—%	1.9%	—%	1.7%

Income (loss) from operations	8.0%	(13.0)%	6.6%	(2.1)%

Comparison of the Three Months Ended August 4, 2002 to the Three Months Ended July 29, 2001

Net Sales

Consolidated net sales for the third quarter of 2002 were $29.5 million, compared to consolidated net sales of $28.4 million for the third quarter of 2001. The increase was primarily due to higher unit sales on standard products partially offset by lower unit prices on high value-added lead wire products.

Gross Profit

Consolidated gross profit for the third quarter of 2002 was $6.9 million or 23.3% of consolidated net sales, compared to consolidated gross profit of $1.6 million or 5.8% of consolidated net sales for the third quarter of 2001. The improvement in gross margin is primarily due to manufacturing productivity gains and improved margins on standard products achieved through product redesigns and negotiated supplier pricing agreements.

Operating Expenses

Consolidated operating expenses for the third quarter of 2002 were $4.5 million or 15.3% of consolidated net sales, compared with consolidated operating expenses of $4.8 million or 16.9% of consolidated net sales for the third quarter of 2001. The decrease is primarily due to slightly lower research and development expenses in the current quarter.

Environmental and Other Investigation Costs

There were no environmental and other investigation costs for the third quarter of 2002, compared with environmental and other investigation costs of $0.6 million accrued in the third quarter of 2001 related to our former Newhall, California facility. Ongoing costs with respect to these matters are being charged against the amount previously accrued.

Other Expense

Net interest expense was $2.3 million for the third quarter of 2002 compared to net interest expense of $3.0 million for the third quarter of 2001. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $78.3 million in the third quarter of 2002, compared with $112.5 million in the third quarter of 2001. We used the net proceeds from the Aerospace Sale in May 2001 and the sale-leaseback of our real estate assets in June 2001 (the "Real Estate Transaction") to repay borrowings under our prior credit facility and to retire a portion of our Senior Subordinated Notes ("Notes").

Comparison of the Nine Months Ended August 4, 2002 to the Nine Months Ended July 29, 2001

Net Sales

Consolidated net sales for the nine months ended August 4, 2002 were $88.9 million, compared to consolidated net sales of $91.9 million for the nine months ended July 29, 2001. The decrease was primarily due to lower unit sales and prices on high value-added lead wire products partially offset by significantly higher unit sales on standard products.

Gross Profit

Consolidated gross profit for the nine months ended August 4, 2002 was $19.3 million or 21.7% of consolidated net sales, compared to consolidated gross profit of $11.5 million or 12.5% of consolidated net sales for the nine months ended July 29, 2001. The improvement in gross margin is primarily due to manufacturing gains and improved margins on standard products achieved through product redesigns and negotiated supplier pricing agreements.

Operating Expenses

Consolidated operating expenses for the nine months ended August 4, 2002 were $13.5 million or 15.1% of consolidated net sales, compared with consolidated operating expenses of $11.9 million or 12.9% of consolidated net sales for the nine months ended July 29, 2001. The increase is primarily due to higher legal expenses and other expenses related to the CharTech litigation (see Note 7 to the Consolidated Financial Statements in Part I) and higher accrued incentive bonus.

Environmental and Other Investigation Costs

There were no environmental and other investigation costs for the first nine months of 2002, compared with environmental and other investigation costs of $1.6 million accrued in the first nine months of 2001. These expenses included $1.0 million related to the settlement of the Cal-OSHA Hollister investigation and $0.6 million related to our former Newhall, California facility. Ongoing costs with respect to these matters are being charged against the amount previously accrued.

Other Expense

Net interest expense was $6.8 million for the nine months ended August 4, 2002 compared with net interest expense of $10.4 million for the nine months ended July 29, 2001. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $79.4 million in the nine months ended August 4, 2002, compared with $131.9 million in the nine months ended July 29, 2001. We used the net proceeds from the Aerospace Sale and the Real Estate Transaction to repay borrowings under our prior credit facility and to retire a portion of our Notes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

We entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $5.0 million Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of our eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements which provide for all receipts to be swept daily to reduce borrowings outstanding.

The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth.

As of August 4, 2002, we had no borrowings and $3.5 million of letters of credit outstanding under the Revolver. The total amount available under the Revolver at August 4, 2002 was $7.9 million subject to compliance with certain financial covenants. As of August 4, 2002, we were in compliance with all such covenants.

We have guaranteed bank loans made to SDI-Molan, the German joint venture formed in June 2001, under agreements entered into in August 2002. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of €3.2 million or approximately $3.1 million at the current exchange rate. At September 10, 2002, SDI-Molan had no bank loans outstanding. SDI-Molan is expected to start operations before the end of fiscal 2002. We anticipate net losses from their operations over the next twelve months.

Continuing operations provided cash of $7.0 and $1.6 million in the nine months ended August 4, 2002 and July 29, 2001, respectively. Capital expenditures, primarily for manufacturing equipment, were $4.7 million in the nine months ended August 4, 2002 and $4.3 million in the nine months ended July 29, 2001. We expect to spend approximately $5.0 to $6.0 million on capital expenditures, primarily for manufacturing equipment, during fiscal 2002. We made a loan of $0.7 million in the fourth quarter of 2002 to SDI-Molan. We will make the next semiannual interest payment of $4.2 million on our Notes in December 2002. We expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

Our working capital of $6.3 million at August 4, 2002, was similar to our working capital of $6.0 million at October 31, 2001.

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

Business

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short term interest rates rise to a point where purchases of automobiles is deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We are also affected by the trend towards increased unit sales of lower cost standard products as replacements for higher cost prior generation lead wire products.

Accounting Developments

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, we are required to adopt the provisions of SFAS No.'s 141, 142 and 143 on November 1, 2002. We do not expect the adoption of these statements to have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). We are required to adopt the provisions of SFAS No. 144 on November 1, 2002 and do not expect the adoption to have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We are required to adopt the provisions of SFAS No. 145 on November 1, 2002 and do not expect the adoption to have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is "planned". We are required to adopt the provisions of SFAS No. 144 for exit or disposal activities that are initiated after December 31, 2002 and do not expect the adoption to have a material impact on our results of operations or financial position.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report on Form 10-Q contains certain forward-looking statements and information within the meaning of the Private Litigation Reform Act of 1995. These forward-looking statements and information relating to our business are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At August 4, 2002, we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations.

We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CharTech Suit.    We conducted a mediation with CharTech, IsoVac and George Neff that resulted in a binding agreement setting forth key terms of the settlement of this dispute. Under these key terms, SDI will pay CharTech a fee for a non-exclusive license under the CharTech Patent Rights. The pending lawsuit is to be dismissed with prejudice as part of the terms. The parties are in the process of implementing the settlement agreement.

Hermetic Seal Suit.    We are a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. pending in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claims damages in excess of $2.3 million for breach of contract. We intend to vigorously defend the action.

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
Dittrich.
10.43(m)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation.
10.44(o)	Amended and Restated 1999 Stock Option Plan of the Company.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(g)	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.

99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(k)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(k)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(k)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(l)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(n)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

(o)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2002 and incorporated herein by reference.

(b)
REPORTS ON FORM 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED
Dated: September 11, 2002	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: September 11, 2002	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Thomas W. Cresante, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Special Devices, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Special Devices, Incorporated as of, and for, the periods presented in this quarterly report.
Dated: September 11, 2002	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, James E. Reeder, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Special Devices, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Special Devices, Incorporated as of, and for, the periods presented in this quarterly report.
Dated: September 11, 2002	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3 THROUGH 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K