Form 10-K
period 2002-11-03
SPECIAL DEVICES INC /DE
filed 2003-02-03
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: November 3, 2002

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

None

Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of January 24, 2003, the number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO ANNUAL REPORT ON FORM 10-K

NOTE CONCERNING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements and information within the meaning of the Private Litigation Reform Act of 1995. These forward-looking statements and information relating to our business are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

In this report, the "Company," "SDI", "we," "us" and "our" refer to Special Devices, Incorporated unless the context requires otherwise. We changed our fiscal year in 2002 from the last day in October to the Sunday closest to the last day of October. Unless otherwise noted, all references to years, such as "during 2002", means our fiscal year.

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

On May 11, 2001, we completed the sale of the net assets comprising the remaining operations of our Aerospace Division (the "Aerospace Sale"), which had designed and manufactured products for the aerospace industry for nearly 40 years. Its customers were primarily the U.S. Department of Defense and its prime contractors and subcontractors. The Aerospace Division's products included initiators and devices that incorporated these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and safe-and-arm and arm-fire devices. Scot, which was sold on September 21, 2000, designed and manufactured devices for launch vehicles and aircraft egress applications as well as sophisticated test products such as parachute release and oxygen mask testers.

In June 2001, we completed the sale and leaseback of our facilities in Moorpark, California and Mesa, Arizona (the "Real Estate Transaction").

We formed a joint venture partnership, Special Devices-Molan GmbH & Co. KG ("SDI-Molan"), in Germany in June 2001. SDI-Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan began operations in September 2002.

In June 2002, we incorporated Special Devices Japan Kabushiki Kaisha ("SDI Japan") in Japan and in November 2002 we formed Special Devices (Thailand) Co., Ltd ("SDI Thailand") in Thailand. These subsidiaries were formed to create a direct business presence in these geographic markets and are expected to begin operations in 2003. We previously distributed our products in Japan through an agent.

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

In 1994, the NHTSA regulations were amended to require that airbags be the automatic frontal crash protection system used for both the driver and front passenger in at least 95% of passenger automobiles manufactured from September 1996 to August 1997 for sale in the United States, and in 100% of passenger automobiles manufactured on or after September 1997 for sale in the United States. For light trucks and vans, the amended regulations required that airbags be the automatic frontal crash protection system used for at least the driver in no less than 80% of light trucks and vans manufactured from September 1997 to August 1998 for sale in the United States, and for both the driver and front passenger in 100% of light trucks and vans manufactured on or after September 1998 for sale in the United States. In addition to these requirements, automobile OEMs have recently introduced other safety restraint devices, including side airbags, head protection airbags and seat belt pretensioners. Research and development is currently in process for rear seat airbag systems.

In response to concerns over injuries caused by airbag deployment for out-of-position occupants (primarily children and infants), research is ongoing to develop advanced or "smart" airbag systems. The first generation of these systems, which deploys an airbag at lower forces, has been introduced. The next generation systems will have the ability to detect weight and position of the occupant. Most of these new systems have "dual chambers," each of which requires an initiator. The NHTSA Reauthorization Act of 1998 mandates the issuance of a final rule for advanced airbags. The advanced airbags are required in some new passenger cars and light trucks beginning in September 2002 and in all new cars and light trucks beginning September 2005.

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower cost standard products as replacements for higher cost prior generation lead wire products. See "Products" for a discussion of these products. The retail automotive market remains very competitive as the OEMs compete for market share. During calendar year 2002 and early 2003, automobile manufacturers have offered an array of incentives in an effort to sustain sales.

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

We currently produce over 125 different standard and leadwire airbag initiators for domestic and foreign manufacturers of inflators. Leadwire product differs from standard product in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value added features, depending on the customer need, differentiates a leadwire or value added product from a standard product. We also began manufacturing micro gas generators in 1999 and have a variety of other initiator products that are currently in the qualification process including the Global Standard Initiator and the Global Gas Generator.

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

Customers

Currently, the major North American manufacturers of airbag inflators are Autoliv ASP Incorporated ("Autoliv"), TRW, BAICO (owned by Atlantic Research Corporation ("ARC")), Breed Technologies and Inflation Systems Incorporated ("ISI") (owned by Takata), each of whom incorporates our initiators in certain of its airbag systems or sub-systems. Other companies have indicated that they may enter the North American automotive airbag market and reportedly are working on the development of airbag systems. None of the current manufacturers produces all of the components of an airbag system although Autoliv has pursued a vertical integration strategy. Most components of the system are purchased from suppliers like us, and the manufacturers concentrate on the design, assembly, testing and qualification of the airbag systems.

The major non-U.S. manufacturers of inflators to whom we sell our products to are TRW (Europe), Autoliv (Europe), Takata-Petri (Europe), Daicel Chemical Industries (Japan), Autoliv Nichiyu (Japan), NSK (Japan) (owned by Autoliv) and Takata (Japan).

Customers providing more than 10% of our net sales for the year ended November 3, 2002 include TRW (35.5%), Autoliv (36.6%) and ARC (13.4%). The loss of any of these customers would have a material adverse effect on our results of operations, financial position and liquidity.

Backlog

The majority of our sales are achieved under long-term agreements specifying minimum customer requirements to be supplied by us during the term of the agreements. All of our long-term agreements include a clause under which either party can request modifications due to market conditions. Purchase order releases are updated weekly by each customer and include "firm" shipping requirements for the next 8 to 16 weeks. We do not reflect an order in backlog until we have received a purchase order from a customer that specifies the quantity ordered and the delivery dates required. Since these orders are generally shipped within 12 to 16 weeks of receipt of the order, the amount of "firm" backlog at any given time is not indicative of sales levels expected to be achieved over the next 12-month period.

Competitors

There are two major suppliers of airbag initiators in the United States, SDI and OEA, Inc. (purchased by Autoliv in 2000). We believe we hold the largest share of the North American airbag initiator market. In addition, we have identified four major suppliers of airbag initiators in Europe and one major supplier of initiators in Japan.

Other companies may choose to enter the automotive initiator market in the future. New entrants would need to achieve high sales volumes of relatively low-priced units in order to recover significant startup costs, including those relating to equipment outlays. In addition, each automotive initiator platform must pass numerous tests established by automobile OEMs and airbag system manufacturers. These testing phases typically take approximately 12 to 18 months to complete and are very expensive. We believe a new entrant would require many years and significant up-front expenditures to replicate the qualification and testing required to successfully market the mix of products that we offer.

Lifespark, owned by Nippon Kayaku of Japan, opened a manufacturing facility in northern California in 2002.

Sales and Marketing

Our management, engineers and personnel maintain close contact with each customer and monitor developments in the automotive industry and safety restraint markets. Recent efforts have focused on the status of products such as side and rear seat airbag systems, seat belt pretensioners and "smart" airbag systems.

For new programs, we generally receive a request for quote from our customers. Our program management handles high volume production quotes, spot buys and prototype production quotes. We respond to customer inquiries with price quotes, configuration confirmation and prospective shipping dates. Lot acceptance testing results are available upon request for confirmed orders. When supplied with specific performance parameters, performance data are also supplied to customers.

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

Because we must produce large quantities of highly reliable products at high speeds, automation and process engineering are as important to us as product design. We have a staff of highly trained automation engineers, technicians and operators whose goal is to maximize yield and product quality. We have implemented Six Sigma and Lean Manufacturing methodologies to further these goals. Six Sigma is a methodology designed to improve the quality of our products, manufacturing processes and administration. Lean Manufacturing is a systematic approach to the identification and elimination of waste and non-value added activities through continuous improvement in all products and processes.

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

We maintain a liability insurance program covering a number of risks. Our insurance program includes commercial general liability and products liability coverage for approximately $77 million. We also have casualty and fire insurance with various coverage limits for damage to personal property and buildings, business interruption, earthquakes, boilers and machinery and automobile liability. Pollution liability is excluded from our comprehensive general liability insurance policy.

We are engaged in a business that could expose us to possible claims for injury resulting from the failure of products sold by us, notably initiators for airbag systems. We maintain product liability insurance coverage as described above. However, there can be no assurance that claims will not arise in the future and that the proceeds of our insurance policies will be sufficient to pay future claims or that we will be able to maintain the same level of insurance.

Government Regulation

As a former contractor and subcontractor of the U.S. Government, we are subject to various laws and regulations more restrictive than those applicable to non-government contractors. We are subject to periodic audits to confirm compliance with these laws. Violations can result in civil and /or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or contract renewals. As of the date hereof, we know of one pending preliminary inquiry regarding compliance with government policies by our former Aerospace Division. See "Item 3. Legal Proceedings."

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

In connection with our relocation of operations from Newhall to Moorpark and pursuant to a stipulation and order entered into with the California Department of Toxic Substances Control and other responsible parties, we have been and could in the future be required to conduct environmental investigations of the Newhall property. These investigations have disclosed the presence of some hazardous substances in soil that may require remediation, and that could have a potential impact on groundwater conditions. We cannot determine whether the remedial costs we may be required to incur at Newhall, if any, will be material. Any costs that may be incurred in connection with the Newhall cleanup may be shared with other responsible parties due to the site's history of industrial use by multiple parties, although this cannot be guaranteed.

Employees

At November 3, 2002, we had approximately 398 full-time employees in Moorpark, California and approximately 386 full-time employees in Mesa, Arizona. None of our employees are represented by a collective bargaining unit. We consider our relationship with our employees to be good.

Intellectual Property

In November 1990, we entered into the DBS License Agreement ("DBS Agreement") pursuant to which we granted Davey Bickford Smith ("DBS") a license to:

  •
  use all patented and non-patented technical information, know-how, data, systems, programs and specifications (collectively, "Technology") used in the manufacture of initiators or incorporated in initiators (whether such Technology is owned by us or developed by us subsequently) and

  •
  distribute initiators using the Technology worldwide, provided that DBS may not sell such initiators to TRW or its affiliates in the United States.

Until December 31, 1998, DBS was required to pay royalties to us under the DBS Agreement. From and after January 1, 1999, DBS is no longer obligated to pay royalties to us, and DBS is entitled to continue using the Technology perpetually on a royalty-free basis. As DBS failed to meet certain distribution requirements by December 31, 1998, we have the right to license the Technology to third parties. To date, DBS has neither manufactured nor distributed any products under the DBS Agreement. Significant competition from DBS in Europe or the United States could have a material adverse effect on us.

SDI holds patents covering key design and processing features of its existing and future products.

Research and Development

Our research and development department's expense was $2.1, $1.5 and $0.4 million in 2002, 2001 and 2000, respectively.

ITEM 2. PROPERTIES

Our corporate headquarters are located in the City of Moorpark, in Ventura County, north of Los Angeles. The Moorpark facility, which was completed during 1999, consists of six buildings that cover approximately 170,000 square feet. This facility is located on approximately 220 acres of land and is used by our Automotive Products Division.

We have an additional facility in Mesa, Arizona on approximately 21 acres of land used for our Automotive Products Division. The Mesa facility consists of several buildings aggregating approximately 60,000 square feet and two warehouses aggregating approximately 12,000 square feet.

In June 2001, we completed the sale and leaseback of our facilities in Moorpark, California and Mesa, Arizona. The lease provides for an initial term of twenty years with options to extend for two ten-year terms and annual rent of $3.9 million with yearly rent escalations beginning in 2003 based on the Consumer Price Index.

ITEM 3. LEGAL PROCEEDINGS

OSHA Investigations.    On September 1, 2000, an accidental initiation incident occurred at our Moorpark facility and two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. We appealed the citations, and the appeal was settled pursuant to a Settlement Agreement under which the aggregate amount of fines was reduced to approximately $85,000, payable in quarterly installments commencing on December 5, 2002. Because the accident resulted in a serious injury, Cal-OSHA's Bureau of Investigation ("BOI") conducted its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. We believe that this investigation has concluded and no referral has been made. At this stage, it is not possible to predict or assess the amount of potential liabilities associated with the BOI investigation, which could result in criminal liabilities and penalties.

Qui Tam Suit.    We are the defendant in a civil action entitled United States ex rel. Charles K. Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on SDI in December 2001, is a qui tam lawsuit in which a former employee of SDI is seeking, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. The complaint alleges that SDI, when submitting invoices under unspecified government contracts prior to August 1999, falsely certified that it was in compliance with environmental laws. We are vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

Defense Criminal Investigative Service Investigation.    Our former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. We responded to a subpoena in 1999, and, since that time, have not been advised formally of any action against SDI arising out of the investigation. We dispute the government's interpretation of the contracts as precluding the use of such sealants in the manner in which they were used. One potential consequence of civil proceedings or criminal charges, if filed, is the possibility that we would be suspended from future military and federal government sales, and if convicted, debarred from such sales for a period of time. This would not be expected to materially affect our financial condition, results of operations or liquidity given the divestiture of our Aerospace Division, which was completed in 2001. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

CharTech Suit. A lawsuit alleging that SDI willfully infringed two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. We answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company Iso Vac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. We engaged in a mediation with CharTech, IsoVac and George Neff that resulted in a binding agreement setting forth key terms of the settlement of this dispute. Under these key terms, we will pay CharTech a fee of $1,250,000 for a non-exclusive license under the CharTech patent rights. The fee is payable in installments, with a total of $750,000 paid before December 31, 2002 and the last installment payable on December 31, 2007. The pending lawsuit is to be dismissed with prejudice as part of the terms. The parties are in the process of implementing the settlement agreement. The settlement does not have a material impact on our results of operations, financial position or liquidity.

Hermetic Seal Suit.    We are a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. pending in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claims damages in excess of $2.3 million for breach of contract. We are vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

Selleck Suit.    We are a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint served in September 2002 alleged breach of contract, fraud and deceit, negligent misrepresentation, and injunctive and declaratory relief, and seeks damages in excess of $1 million relating to the Plaintiff's purchase from SDI of certain real estate located in Moorpark, California. An amended complaint served in January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic advantage. We are vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As a result of the Recapitalization, our common equity is no longer publicly traded.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the five years in the period ended November 3, 2002. The financial data for each of the four years in the period ended November 3, 2002 are derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for the year ended October 31, 1998 also is derived from our consolidated financial statements which have been audited by KPMG LLP, independent accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere herein and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

We sold our wholly owned subsidiary, Scot, on September 21, 2000 and the net assets comprising our remaining Aerospace operations on May 11, 2001. The results of operations, the gain on sale of Scot and the net assets of the Aerospace Division have been reclassified to Discontinued Operations for all prior periods presented.

	For The Years Ended
		October 31
	November 3 2002
		2001	2000	1999	1998
	(In thousands)
Statement of Operations Data:
Net sales	$120,254	$122,917	$131,970	$124,552	$135,235
Gross profit(a)	21,472	13,191	12,143	13,998	24,951
Operating expenses(a)	13,893	14,394	9,210	11,379	7,927
Environmental and other investigation costs	—	1,752	2,067	11,117	—
Interest (expense) income, net	(8,886)	(13,049)	(17,144)	(13,782)	13
Gain (loss) on disposal of assets	—	(6,360)	58	4	229
Income (loss) from continuing operations before extraordinary gain	(1,161)	(12,970)	(9,472)	(24,815)	10,292
Income from discontinued operations, net of tax	—	1,062	3,495	4,549	5,155
Gain (loss) on sale of discontinued operations, net of tax	(172)	13,994	24,396	—	—
Extraordinary gain on extinguishment of debt, net of tax	521	9,416	—	—	—
Net income (loss)	(812)	11,502	18,419	(20,266)	15,447
Balance Sheet Data:
Total assets	$75,054	$80,265	$137,843	$148,128	$118,553
Long-term debt, less current portion	76,569	78,430	125,618	168,600	—
Redeemable preferred stock	4,000	4,000	—	—	—

(a)
During 2002, we refined our allocation of overhead expenses to cost of sales. As a result of this change, cost of sales, gross profit and operating expenses have been reclassified for 2001 and 2000. Amounts for years prior to 2000 were not reclassified as information was not available. There was no impact on net income (loss) in any period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the related Notes thereto included elsewhere in this report. We sold our wholly owned subsidiary, Scot, on September 21, 2000 and the net assets comprising our remaining Aerospace operations on May 11, 2001. The results of operations, the gain on sale of Scot and the net assets of the Aerospace Division have been reclassified to Discontinued Operations for all prior periods presented. During 2002, we refined our allocation of overhead expenses to cost of sales. As a result of this change, cost of sales, gross profit and operating expenses have been reclassified for all prior periods presented. There was no impact on net income (loss) in any period.

Results of Operations

The following table is derived from our Consolidated Statements of Operations and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	For The Years Ended
		October 31
	November 3 2002
		2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.1%	89.3%	90.8%

Gross profit	17.9%	10.7%	9.2%
Operating expenses	11.6%	11.7%	7.0%
Environmental and other investigation costs	—%	1.4%	1.6%

Income (loss) from operations	6.3%	(2.4)%	0.6%

2002 Compared to 2001

Net Sales

Consolidated net sales for 2002 were $120.3 million, compared to consolidated net sales of $122.9 million for 2001. The decrease was primarily due to lower unit sales and prices on high value-added lead wire products partially offset by significantly higher unit sales on standard products.

Gross Profit

Consolidated gross profit for 2002 was $21.5 million or 17.9% of consolidated net sales, compared to consolidated gross profit of $13.2 million or 10.7% of consolidated net sales for 2001. The improvement in gross margin is primarily due to manufacturing gains and improved margins on standard products achieved through product redesigns and negotiated supplier pricing agreements.

Operating Expenses

Consolidated operating expenses for 2002 were $13.9 million or 11.6% of consolidated net sales, compared with consolidated operating expenses of $14.4 million or 11.7% of consolidated net sales for 2001 (excluding expenses for environmental and other investigation costs in both years). The decrease was primarily due to lower payroll and related expenses as a result of the reductions in force in October 2001.

Expenses Related to Environmental and Government Investigations

There were no expenses related to environmental and government investigations in 2002, compared with $1.8 million of such expenses in 2001. The expenses in 2001 included $1.0 million related to the settlement of the Cal-OSHA Hollister investigation and $0.8 million related to our former Newhall, California facility.

Other Expense

Net interest expense was $8.9 million for 2002, a $4.1 million decrease compared with net interest expense of $13.0 million for 2001. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $79.0 million in 2002, compared with $120.4 million in 2001. We used the net proceeds from the Aerospace Sale and the Real Estate Transaction to repay borrowings under our prior credit facility and to retire a portion of our Senior Subordinated Notes ("Notes").

There were no gains or losses on asset disposals in 2002, compared with losses of ($6.4) million for 2001. The loss in 2001 was primarily composed of a $4.8 million loss on the sale of our real estate assets and a $1.2 million loss on the disposition of assets related to our discontinued glass seal operations.

We recorded $0.2 million in 2002 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan started operations in September 2002 and we anticipate net losses from its operations during the next fiscal year.

2001 Compared to 2000

Net Sales

Consolidated net sales for 2001 were $122.9 million, compared to consolidated net sales of $132.0 million for 2000. The decrease was primarily due to unfavorable product mix and lower unit pricing, partially offset by increased unit shipments.

Gross Profit

Consolidated gross profit for 2001 was $13.2 million or 10.7% of consolidated net sales, compared to consolidated gross profit of $12.1 million or 9.2% of consolidated net sales for 2000. This was an increase of 9.1% despite the write-off of $2.5 million in obsolete inventory during the third quarter of 2001. Consolidated gross profit as a percentage of consolidated net sales was 12.8% for 2001, excluding the inventory adjustment. The improvement in gross profit is primarily due to cost reductions in excess of unit price reductions and increased unit shipments. We continued to improve productivity and reduce scrap through the implementation of Six Sigma and Lean Manufacturing methodologies.

Operating Expenses

Consolidated operating expenses for 2001 were $14.4 million or 11.7% of consolidated net sales, compared with consolidated operating expenses of $9.2 million or 7.0% of consolidated net sales for 2000 (excluding expenses for environmental and other investigation costs in both years). The increase was primarily due to increased spending for research and development for new products, higher legal and insurance expense and an accrued incentive bonus in 2001.

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

Other Expense

Net interest expense was $13.0 million for 2001, a $4.1 million decrease compared with net interest expense of $17.1 million for 2000. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $120.4 million in 2001, compared with $155.2 million in 2000. We used the net proceeds from the Scot divestiture, the Aerospace Sale and the Real Estate Transaction to repay borrowings under our prior credit facility and to retire a portion of our Notes.

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

We entered into a five-year credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $5.0 million Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of our eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements which provide for all receipts to be swept daily to reduce borrowings outstanding.

The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. Substantially all of our assets are pledged as collateral under the Credit Facility.

As of November 3, 2002, we had no borrowings and $3.5 million of letters of credit ("LC") outstanding under the Revolver. As of January 3, 2003, the LC amount was reduced to $2.5 million. The total amount available under the Revolver at November 3, 2002 was $9.0 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly basis. As of November 3, 2002, we were in compliance with all such covenants.

We have guaranteed bank loans made to SDI-Molan, our German joint venture, under agreements entered into in August 2002. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.2 million at November 3, 2002. SDI-Molan had bank loans outstanding in the amount of 4.3 million Euro or $4.3 million at November 3, 2002. SDI-Molan started operations in September 2002. We anticipate net losses from its operations for the next fiscal year.

Continuing operations provided cash of $11.4 million and $0.4 million in 2002 and 2001, respectively. The increase was primarily due to reduced interest expense and increased income from operations. Capital expenditures, primarily for manufacturing equipment, were $6.0 million in both years. We expect to spend approximately $5.0 to $6.0 million on capital expenditures, primarily for manufacturing equipment, during fiscal 2003. We will fund these purchases with cash from operations and borrowings under the Revolver. We made a semiannual interest payment of $4.2 million on our Notes in December 2002 and paid bonuses of $2.9 million in January 2003. We made the aforementioned payments with cash from operations.

Our working capital was $9.9 million at November 3, 2002, compared with working capital of $7.8 million at October 31, 2001. The increase of $2.1 million was primarily due to larger cash balances because of reduced interest expense and increased income from operations.

As of November 3, 2002, we had net liabilities of $29.2 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past two years.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of November 3, 2002 (amounts in millions):

Contractual Obligations	Total	2003	2004	2005	2006	After 2006
Term loan	$4.0	$1.0	$1.0	$1.0	$1.0	$—
Notes	73.6	—	—	—	—	73.6
Operating leases	73.1	4.0	4.0	4.0	3.9	57.2

Total contractual cash obligations	$150.7	$5.0	$5.0	$5.0	$4.9	$130.8

Other Commercial Commitments	Total	2003	2004	2005	2006	After 2006
Guarantees(1)	$2.2	$—	—	—	$—	$2.2
Standby letters of credit(2)	3.5	1.5	—	—	2.0	—

Total commercial commitments	$5.7	$1.5	—	—	$2.0	$2.2

(1)
Consists of our guarantee of 50% of the outstanding bank debt of SDI-Molan at November 3, 2002.

(2)
The total amount of standby letters of credit outstanding was reduced to $2.5 million on January 3, 2003 and the amount expiring in 2003 was reduced to $0.5 million.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. From time to time, we may have the following allowances and/or accruals among others:

1.
Allowances for accounts receivable including a sales allowance and an allowance for bad debt;

2.
Allowances for inventory including allowances for obsolescence and shrinkage;

3.
Valuation allowances for deferred taxes;

4.
Accruals for cleanup at former sites; and

5.
Other expense accruals such as for litigation.

At November 3, 2002, these allowances and/or accruals were not material to our results of operations or our financial position.

Accounting Developments

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We will adopt the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended November 2, 2003 and we will adopt the interim disclosure provisions for financial reports for the quarter ended May 4, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our results of operations, financial position or liquidity.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is "planned". We are required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We are required to adopt the provisions of SFAS No. 145 on November 4, 2002 and do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" issued in June 1995 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). We are required to adopt the provisions of SFAS No. 144 on November 4, 2002 and do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. We are required to adopt the provisions of SFAS No. 143 on November 4, 2002 and do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. Except for business combinations initiated after June 30, 2001, we are required to adopt the provisions of SFAS Nos. 141 and 142 on November 4, 2002. We do not expect the adoption of SFAS Nos. 141 or 142 to have a material impact on our results of operations, financial position or liquidity.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At November 3, 2002 we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required in response to this Item are listed under Item 15(a) of Part III of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our directors and executive officers. All of our officers are elected by and serve at the discretion of the Board of Directors.

Name	Age	Positions
Dr. John F. Lehman	60	Chairman of the Board of Directors
Thomas W. Cresante	55	Director, President and Chief Executive Officer
George A. Sawyer	71	Director and Secretary
Louis N. Mintz	38	Director and Assistant Secretary
M. Steven Alexander	46	Director
Oliver C. Boileau, Jr.	75	Director
Randy H. Brinkley	58	Director
Donald Glickman	69	Director
William Paul	66	Director
Thomas G. Pownall	81	Director
Joseph A. Stroud	47	Director
John J. Walsh	44	Executive Vice President and Chief Operating Officer
James L. Baglini	41	Vice President—Energetics
Andrew G. Bonas	42	Vice President—Engineering
Nicholas J. Bruge	39	Vice President—General Manager, Mesa
Patrick J. Carroll	59	Vice President—Advanced Product Development
Thomas R. Cessario	48	Vice President—Environmental, Health and Safety and Regulatory Affairs
James E. Reeder	45	Vice President—Finance and Assistant Secretary
Robert E. Sepulveda	49	Vice President—General Manager, Moorpark Automotive
Stephen S. Sperber	61	Vice President—Human Resources

Dr. John F. Lehman, who became a director of the Company upon consummation of the Recapitalization and Chairman of the Company in June 1999, is a Managing General Partner of J.F. Lehman and Company. Prior to founding J.F. Lehman & Company, Dr. Lehman was an investment banker with PaineWebber Incorporated and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman is Chairman of the Board of Directors of OAO Technology Solutions, Inc. ("OAOT") and Racal Instruments, Inc. ("Racal"), and is a member of the Board of Directors of Elgar Holdings, Inc. ("Elgar"), Ball Corporation and ISO Inc. In addition, Dr. Lehman is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a Trustee of LaSalle College High School. Dr. Lehman is a member of the National Commission on Terrorist Attacks.

Thomas W. Cresante became a director, President and Chief Executive Officer of the Company in October 1999. In early 1996, Mr. Cresante joined Allied Signal Aerospace as the Vice President of Operations and later that year was named President of Allied Signal Safety Restraints Systems. Mr. Cresante returned to Arizona in 1997 as the Executive Vice President and Chief Operating Officer for Safety Components International, Inc. Mr. Cresante joined TRW Inflatable Restraints Division in 1990 as the Vice President of Operations. During his tenure with TRW, two of his startup facilities were named as "10 Best Plants in the U.S." by Industry Week Magazine. Prior to joining TRW, Mr. Cresante was general manager with ITT Hancock Hardware Division from 1984 through 1987, at which time he was named Vice President of Manufacturing for its Hardware and Seating Division.

George A. Sawyer is currently a director and Secretary of the Company and also served as Chairman of the Board from December 1998 to May 1999 and as interim Chief Executive Officer from May 1999 to October 1999. Mr. Sawyer is also a co-founder and Managing General Partner of J.F. Lehman & Company. From 1993 to 1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is currently a director of Elgar, OAOT, Racal and American Automar, Inc.. He also serves on the Board of Trustees of Webb Institute, on the Board of Managers of the American Bureau of Shipping and on the Board of the Mariner's Museum.

Louis N. Mintz became Assistant Secretary of the Company in January 2000 and a Director in January 2001. Mr. Mintz is a Principal of J.F. Lehman & Company. From 1996 to 1997, Mr. Mintz was a member of the Private Equity Investment Group at Odyssey Partners, LP, and from 1994 to 1996 served as Vice President at Rosecliff, Inc., where he was involved in all aspects of the acquisition and management of several portfolio companies. Prior to joining Rosecliff, Mr. Mintz spent five years with Nevasca Development Corporation, a leading real estate development firm in the resort community of Telluride, Colorado. He began his career at Drexel Burnham Lambert as a financial analyst in the corporate finance department. Mr. Mintz is currently a director of OAOT.

M. Steven Alexander became a director of the Company in April 2000. Currently, Mr. Alexander is President of Paribas Principal Incorporated (a licensed small business investment company for U.S. investments owned by BNP Paribas) and the co-head of the Merchant Banking Group and the head of Equity Co-investments for North America for BNP Paribas. Prior to his current position at BNP Paribas, Mr. Alexander was head of the national Merchant Banking Group at BNP Paribas for the last five years.

Oliver C. Boileau, Jr. became a director of the Company upon consummation of the Recapitalization. Mr. Boileau joined Northrop Grumman Corporation in December 1989 as President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. In 1980, he joined General Dynamics Corporation as President and was a member of the Board of Directors. In January 1988, Mr. Boileau was promoted to Vice-Chairman. He retired from General Dynamics in May 1988. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. Mr. Boileau is a director of Elgar, United States Marine Repair and Forever Enterprises. He is also an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University and the National Security Advisory Panel of Sandia National Laboratories.

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

Donald Glickman, who became a director of the Company upon consummation of the Recapitalization, is a Managing General Partner of J.F. Lehman & Company. Prior to joining J.F. Lehman & Company, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently Chairman of Elgar and a director of Racal, OAOT, the MacNeal-Schwendler Corporation, General Aluminum Corporation and Monroe Muffler Brake, Inc. He is also a trustee of MassMutual Corporate Investors, MassMutual Participation Investors and Wolf Trap Foundation for the Performing Arts.

William Paul became a director of the Company upon consummation of the Recapitalization. Mr. Paul began his career with United Technologies Corporation ("UTC") at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky Aircraft, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed the Executive Vice President of UTC, Chairman of UTC's international operations and became a member of UTC's Management Executive Committee. Mr. Paul retired from these positions in 1997. Mr. Paul is also a director of Elgar.

Thomas G. Pownall, who became a director of the Company upon consummation of the Recapitalization, is a member of the investment advisory board of J.F. Lehman & Company. Mr. Pownall was Chairman of the Board of Directors from 1983 until 1992 and Chief Executive Officer of Martin Marietta Corporation ("Martin Marietta") from 1982 until 1988. Mr. Pownall joined Martin Marietta in 1963 as Vice President of its Aerospace Advanced Planning Unit, became President of Aerospace Operations and, in succession, Vice President, then President and Chief Operating Officer of Martin Marietta. Mr. Pownall is a director of The Titan Corporation and Elgar, Director Emeritus of Sundstrand Corporation, and serves on the advisory board of Ferris, Baker Watts Incorporated. He is also a director of the U.S. Naval Academy Foundation and the Naval Academy Endowment Trust and a trustee of Salem-Teikyo University.

Joseph A. Stroud is currently a director of the Company. He also served as Assistant Secretary from January 2000 to April 2002 and interim Chief Financial Officer from June 1999 to October 2000. In 2002, Mr. Stroud served as interim Chief Financial Officer of Elgar. From 2001 to 2002, Mr. Stroud served as Chief Financial Officer and Chief Operating Officer of Burke Industries, Inc. ("Burke"). Mr. Stroud is a member of a limited partner of J.F. Lehman Equity Investors I, LP and was employed by J.F. Lehman & Company from 1996 to 2001. Prior to joining J.F. Lehman & Company, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until Litton Industries, Inc. purchased the company in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is currently a director of Elgar and Burke.

John J. Walsh, Executive Vice President and Chief Operating Officer, is responsible for developing and implementing the Company's business strategy and is the corporate champion for the Company's Six Sigma and Lean Manufacturing programs. Mr. Walsh joined the Company in May 1999 as Vice President of Strategic Marketing and Programs and was promoted to his current position in 2000. Prior to joining the Company, Mr. Walsh was the Director of Sales and Marketing, Aerospace from 1996 to 1999 and the Director of Aerospace, Defense and Specialty Products from 1994 to 1996 for The Ensign-Bickford Company. Mr. Walsh worked as a Product Section Manager and a Business Development Manager from 1986 to 1993 for Thiokol Corporation. From 1977 to 1986, Mr. Walsh worked in various engineering roles for two different aerospace manufacturing firms. Mr. Walsh has a

Bachelor of Science degree in Aeronautical and Astronautical Engineering from Purdue University and a Master of Business Administration from St. Joseph's University.

James L. Baglini, Vice President—Energetics, is responsible for the direction and management of the Company's energetics operations. Mr. Baglini joined the Company in September 1999 as Director of Energetic Materials and was promoted to his current position on May 7, 2001. Prior to joining the Company, Mr. Baglini was Manager, Propellant Actuated Devices at Pacific Scientific, a unit of Danaher Corporation, from 1997 to 1999. His experience also includes positions as Manager, Propellant Development for OEA, Inc. in Denver, Colorado from 1992 to 1997 and Manager, Propellant, Pyrotechnic and Explosive Operations for Unidynamics in Phoenix, Arizona from 1985 to 1992. Mr. Baglini holds a Bachelor of Science degree in Pre-Professional Studies (chemistry and biology) from the University of Notre Dame.

Andrew G. Bonas, Vice President—Engineering, is responsible for all product design engineering, research and development and engineering services. Mr. Bonas joined the Company in April 1999 as Vice President—Aerospace Division and was promoted to his current position January 12, 2001. Prior to joining the Company, Mr. Bonas worked in product design for TRW's Vehicle Safety Systems. Starting with TRW in 1988, Mr. Bonas worked as a New Product Team Leader, a Product Design and Development Engineering Manager and a Senior Engineer. From 1983 to 1988, Mr. Bonas worked in various engineering roles with two different manufacturing companies producing pyrotechnic devices. Mr. Bonas holds a Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and a Master of Business Administration from the University of Phoenix.

Nicholas J. Bruge, Vice President—General Manager, Mesa, is responsible for the day-to-day facility operations and general management of the Company's Mesa, Arizona facility. Mr. Bruge joined the Company in October 2000 in his current position. Mr. Bruge has fifteen years of automotive airbag and manufacturing start-ups and turnaround experience, including eight years with TRW Vehicle Safety Systems in various capacities. Mr. Bruge also has international experience including three years as Vice President of Operations, Satellite Facility for RSI Home Products. Mr. Bruge has a Bachelor of Science degree in Industrial Technology specializing in Automotive Technology from Arizona State University.

Patrick J. Carroll, Vice President—Advanced Product Development, is currently the Managing Director of SDI-Molan. He joined the Company in 1999 as Vice President—General Manager, Hollister when the Company acquired the Micro Gas Generator product line. Prior to the acquisition, Mr. Carroll was a Corporate Vice President for Teledyne, and in 1998 concurrently served as the General Manager of Commercial Operations for McCormick Selph Ordnance Products, a business unit of Teledyne Ryan Aeronautical. Prior thereto, Mr. Carroll worked for FMC Corporation from 1967 to 1995, most recently as General Manager of the corporate lab. Mr. Carroll has a Bachelor of Science degree in Mechanical Engineering and Master of Mechanical Engineering from Pennsylvania State University and an Executive Master of Business Administration from Stanford University.

Thomas R. Cessario, Vice President—Environment, Health and Safety and Regulatory Affairs, is responsible for all matters regarding environmental, health and safety issues at the Company. Mr. Cessario joined the Company in November 1999 in his current position. Prior to joining the Company, Mr. Cessario was the Corporate Director of Safety, Health and Environment from 1997 to 1999 for Irex Construction Engineering Corporation. From 1992 to 1997, Mr. Cessario worked in a similar position with Rollins Environmental, Inc. Mr. Cessario worked as a Division Manager of Safety, Health and Environment from 1983 to 1992 for Thiokol Corporation. Mr. Cessario has a Bachelor of Science degree from West Virginia University as well as a Master of Science in Safety and Industrial Hygiene from New York University and a Master of Business Administration in Operations Management from Wilmington College.

James E. Reeder, Vice President—Finance and Assistant Secretary, is responsible for managing the day-to-day financial operations of the Company. Mr. Reeder joined the Company in January 2002 in his current position. From 1999 to 2001, Mr. Reeder was Chief Financial Officer of PowerLift Corporation ("PowerLift"), a large distributor of Caterpillar equipment. PowerLift filed for Chapter 11 bankruptcy protection in June 2002. From 1985 to 1999, Mr. Reeder held a variety of financial positions at Avery Dennison, a manufacturer of commercial and consumer products. Mr. Reeder has a Bachelor of Science degree in Economics, Summa Cum Laude, from California State Polytechnic University, Pomona and a Master of Business Administration from the Haas School, University of California, Berkeley.

Robert E. Sepulveda, Vice President—General Manager, Moorpark Automotive, is responsible for the day-to-day facility operations and general management of the Company's Moorpark, California facility. Mr. Sepulveda joined the Company in May 2000 in his current position. Prior to joining the Company, Mr. Sepulveda worked as a self-employed manufacturing representative and consultant in the automotive and aerospace industries from 1998 to 2000. From 1989 to 1998, Mr. Sepulveda worked for TRW's Driverside Module Facility starting in materials management and ultimately serving as plant manager. Mr. Sepulveda worked as Materials Manager for Morton International, an airbag manufacturer, from 1987 to 1989 and as a Materials Supervisor for Williams International, an aerospace manufacturer, from 1980 to 1987. Mr. Sepulveda has a Bachelor of Science degree in Business Management from Weber State University.

Stephen S. Sperber, Vice President—Human Resources, is responsible for managing the day-to-day Human Resources operations of the Company, including Compensation, Employee Relations, Staffing, Training, Benefits, Communications and Community Involvement Programs. Mr. Sperber joined the Company in February 2001 in his current position. Prior to joining the Company, Mr. Sperber was the Human Resources Director for Litton Industries, Guidance and Control Division, from 1969 to 2001 and the Human Resources Manager for Singer-Librascope from 1966-1969. Mr. Sperber has a Bachelor of Arts degree in Industrial Psychology from New York University and a Master of Arts degree in Industrial Psychology from the University of Southern California.

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

Compensation Committee Interlocks and Insider Participation

Thomas W. Cresante, the Chief Executive Officer of the Company, is a member of the Compensation Committee. In addition, other members of the Compensation Committee are affiliated with companies that are parties to certain transactions and agreements involving the Company. See Item 13—Certain Relationships and Related Transactions.

ITEM 11. EXECUTIVE COMPENSATION

The table below contains the annual and long-term compensation for services in all capacities to our company for 2002, 2001 and 2000, of those persons (collectively, the "Named Executive Officers") who were, during 2002, (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers receiving compensation of $100,000 or more from us or one of our subsidiaries.

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Securities Underlying Options		All Other Compensation ($)
Thomas W. Cresante President and Chief Executive Officer (October 1999 to date)	2002 2001 2000	379,862 353,974 335,927	361,006 313,750 —		140,100 — —	(1)	27,948 28,274 223,488	(2)(3) (2)(3) (2)(3)
John J. Walsh Executive Vice President and Chief Operating Officer (May 2000 to date) Vice President—Strategic Marketing and Programs (May 1999 to May 2000)	2002 2001 2000	229,044 212,076 183,750	240,000 275,000 —		70,500 — —	(1)	11,754 14,967 1,938	(2)(3) (2)(3) (2)
Andrew G. Bonas Vice President—Engineering (January 2001 to date) Vice President—Aerospace Division (April 1999 to January 2001)	2002 2001 2000	169,229 159,600 152,774	120,880 61,250 —		24,000 — —	(1)	2,533 2,675 1,945	(2) (2) (2)
Thomas R. Cessario Vice President—Environment, Health and Safety and Regulatory Affairs (November 1999 to date)	2002 2001 2000	172,674 162,150 147,561	104,212 5,000 15,000		21,000 — 8,000	(1) (5)(7)	208 24,224 —	(2) (3)
Robert E. Sepulveda Vice President—General Manager Moorpark Automotive (May 2000 to date)	2002 2001 2000	182,619 170,814 69,810	110,209 30,000 —		24,000 — 18,000	(1) (6)(7)	2,224 50,956 —	(2) (2)(3)
Donald C. Campion Executive Vice President and Chief Financial Officer (October 2000 to October 2001)	2002 2001 2000	295,027 291,667 27,886	210,014 125,000 —	(4)	— — —		139,791 2,625 —	(2)(3) (2)

(1)
Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on May 1, 2002.
(2)
Consists of matching contributions under our 401(k) plan and certain life insurance premiums.
(3)
Consists of fringe benefits such as closing costs on home purchase, loan interest, automobile and country club dues.
(4)
Bonus earned in 2001 and paid in 2002.
(5)
Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on January 11, 2000.
(6)
Options granted pursuant to the 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on July 11, 2000.
(7)
These options were cancelled in October 2001 pursuant to written agreements between SDI and each optionee.

Options Granted in 2002

The following table summarizes options granted in 2002 to the Named Executive Officers:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2002	Exercise Price Per Share	Expiration Date
Thomas W. Cresante	140,100	27.8%	$20.00	4/30/12
John J. Walsh	70,500	14.0%	$20.00	4/30/12
Andrew G. Bonas	24,000	4.8%	$20.00	4/30/12
Thomas R. Cessario	21,000	4.2%	$20.00	4/30/12
Robert E. Sepulveda	24,000	4.8%	$20.00	4/30/12
Donald C. Campion	—	—	—	—

Aggregate Option Exercises in 2002 and 2002 Year End Option Values

The following table summarizes information with respect to all options held by the Named Executive Officers exercisable within 60 days of November 3, 2002:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End Exercisable/ Unexercisable(1)
Thomas W. Cresante	0	$0	46,700/93,400	$0/$0
John J. Walsh	0	0	23,500/47,000	0/0
Andrew G. Bonas	0	0	8,000/16,000	0/0
Thomas R. Cessario	0	0	7,000/14,000	0/0
Robert E. Sepulveda	0	0	8,000/16,000	0/0
Donald C. Campion	0	0	0/0	0/0

(1)
There is no public market for our Common Stock. The Company estimates the market value for its common stock as of November 3, 2002 was approximately $20.00 per share.

Bonus and Incentive Plans

Since March 1998, we have maintained short-term incentive plans for the benefit of all regular, full time employees of the Automotive Products Division and, through 2001, the former Aerospace Division, respectively (collectively, the "Bonus Plans"), and a Management Incentive Plan for certain members of management from both divisions (the "Management Plan"). The Bonus Plans permit us to pay employees quarterly bonuses based on employment level, the attainment of certain pre-established financial performance criteria, and the attainment of certain pre-established individual goals. The Management Plan bonuses are paid annually, based upon the attainment of certain pre-established consolidated and division financial performance criteria. The Bonus Plans and the Management Plan are administered by a committee of the Board of Directors, which has full power and authority to determine the terms and conditions of awards under the Bonus Plans and the Management Plan.

Benefit Plans

We also maintain various qualified and non-qualified benefit plans for our employees, including a 401(k) profit sharing plan. An insured deferred compensation plan for certain highly compensated employees, which was adopted in 1995, was terminated and all assets were distributed to participants in November 2000. We reserve the right to add, amend, change, tie off and /or terminate any or all qualified or nonqualified benefit plans at any time and to alter, amend, add to and/or restrict employee participation to the extent permitted by applicable federal or state law or regulation.

Compensation of Directors

Directors who are our employees do not receive any compensation directly for their service on the Board of Directors. All other directors receive $2,000 per meeting and $20,000 per annum for their services.

Employment and Consulting Agreements

Thomas W. Cresante. On October 1, 1999, we entered into an employment agreement with Mr. Cresante. The employment agreement had an initial term of two years and provided for an automatic one-year renewal at the end of the initial term and each renewal term until terminated upon written notice. Mr. Cresante's current base salary is $380,224 per year and is subject to annual review by our Board of Directors. In addition, Mr. Cresante is eligible to receive at least 60% of his annual base salary in bonus compensation based upon set performance standards. Pursuant to the employment agreement, in 1999 Mr. Cresante received options to purchase 111,200 shares of our Common Stock at an exercise price of $50.00 per share. These options were cancelled in 2001. In 2002, Mr. Cresante received options to purchase 140,100 shares at an exercise price of $20.00 per share. Mr. Cresante was also required by the employment agreement to, and he did, purchase 5,875 shares of our Common Stock at a price of $34.00 per share on January 31, 2000. The employment agreement provides that we may terminate Mr. Cresante's employment for cause (as defined in the employment agreement). If we terminate Mr. Cresante's employment other than for cause or disability, Mr. Cresante will be entitled to receive a severance of base salary plus target bonus for one year.

Donald C. Campion. Mr. Campion's employment was terminated October 31, 2001. He was entitled to receive an amount equal to twelve months salary under his employment terms.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 3, 2002, ownership of our Common Stock by (i) the stockholders known to us to be the beneficial owners of more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class Outstanding(3)
JFL Co-Invest Partners I, LP 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	1,415,640	(4)(5)	37.8%
J.F. Lehman Equity Investors I, LP 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	861,951	(4)(5)	23.1%
JFL Investors LLC 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	2,277,591	(4)(5)	60.5%
Neubauer Family Trust Ordnance Products, Inc. 16207 Carmenita Rd. Cerritos, CA 90703	1,096,522		29.5%
Paribas Principal Incorporated 787 Seventh Avenue New York, New York 10019	390,276	(5)	10.5%
M. Steven Alexander	390,276	(6)	10.5%
John F. Lehman	2,277,591	(4)(7)	60.5%
Donald Glickman	2,277,591	(4)(7)	60.5%
George A. Sawyer	2,277,591	(4)(7)	60.5%
Louis N. Mintz	2,277,591	(4)(7)	60.5%
Oliver C. Boileau, Jr.	—	(8)	—
Randy Brinkley	—	(9)	—
William Paul	—	(10)	—
Thomas G. Pownall	—	(11)	—
Joseph A. Stroud	—	(12)	—
Thomas W. Cresante	5,875		1.4%
John J. Walsh	—		—
James L. Baglini	—		—
Andrew G. Bonas	—		—
Nicholas J. Bruge	—		—
Patrick J. Carroll	—		—
Thomas R. Cessario	—		—
James E. Reeder	—		—
Robert E. Sepulveda	—		—
Stephen S. Sperber	—		—
Donald C. Campion	—		—
Directors and Executive Officers as a Group	3,900,464		71.9%

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

(3)
Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of November 3, 2002. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of November 3, 2002 that is subject to options or warrants exercisable within 60 days of November 3, 2002 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

(4)
JFL Co-Invest Partners I, LP and J.F. Lehman Equity Investors I, LP are Delaware limited partnerships that are stockholders of the Company. JFL Investors LLC is a Delaware limited liability company that is the general partner of each of these limited partnerships. Messrs. Lehman, Glickman, Sawyer and Mintz are members of the general partner, and, as such may be deemed to control the voting and disposition, and be the beneficial owners, of the shares of the Common Stock owned by the limited partnerships.

(5)
Includes options exercisable within 60 days of November 3, 2002 for 28,334, 21,355, 49,689 and 7,811 shares for JFL Co-Invest Partners I, LP, J.F. Lehman Equity Investors I, LP, JFL Investors LLC and Paribas Principal Incorporated, respectively.

(6)
As an officer of Paribas Principal Incorporated ("Paribas"), Mr. Alexander may be deemed to control the shares of Common Stock owned by Paribas. Accordingly, Mr. Alexander may be deemed to be beneficial owner of the shares of Common Stock owned by Paribas reflected above. The address for Mr. Alexander is c/o Paribas Principal Incorporated, 787 Seventh Avenue, New York, New York 10019.

(7)
The address of Messrs. Lehman, Glickman, Sawyer and Mintz is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.

(8)
Mr. Boileau is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Boileau is 114 Arapahoe Drive, PO Box 663, Saratoga, Wyoming 82331.

(9)
Mr. Brinkley is a member of a limited partner of J.F. Lehman Equity Investors I, LP. Mr. Brinkley's address is c/o Boeing Satellite Systems Inc., 2260 East Imperial Highway, Bldg. S10, MS-5314, El Segundo, California 90245

(10)
Mr. Paul is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611.

(11)
Mr. Pownall is a member of a limited partner of J.F. Lehman Equity Investors I, LP and is on the investment advisory board of J.F. Lehman & Company. The address for Mr. Pownall is 1800 K Street, NW, Suite 724, Washington, D.C. 20006.

(12)
Mr. Stroud is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Stroud is c/o Elgar Holdings Inc., 9250 Brown Deer Road, San Diego, CA 92121.

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

The Stockholders Agreement will terminate with respect to any Stockholder once that Stockholder ceases to hold any Securities. In 2001, the Stockholders Agreement terminated as to the Treinen Family Trust when the shares held by this Stockholder were transferred to certain other Stockholders. The Stockholders Agreement will terminate with respect to any Securities once those Securities have been sold in a registered public offering or distributed to the public pursuant to Rule 144 under the Securities Act. In 2002, the Stockholders Agreement terminated as to J.F. Lehman & Company when J.F. Lehman & Company's proxy to vote all of the Additional Rollover Shares it had a right to acquire under the Rollover Stockholders Agreement expired.

Rollover Stockholders Agreement

Upon consummation of the Recapitalization, we entered into a Rollover Stockholders Agreement with J.F. Lehman & Company, and the Treinen and Neubauer Family Trusts. The Rollover Stockholders Agreement provides that the Neubauer and Treinen Family Trusts and their respective transferees will have the right under certain circumstances to require us to purchase all or any portion of the Additional Rollover Shares (as defined in the Rollover Stockholders Agreement) at the Call Price (as defined in the Rollover Stockholders Agreement). In 2001, the Rollover Stockholders Agreement terminated as to the Treinen Family Trust when the shares held by this Stockholder were transferred to certain other Stockholders. The Rollover Stockholders Agreement terminated as to J.F. Lehman & Company in 2002 when J.F. Lehman & Company's right to purchase Additional Rollover Shares held by the Neubauer and Treinen Family Trusts or their transferees at the Call Price expired.

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

Management Agreements

Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the "Management Agreements") we entered into with J.F. Lehman & Company upon consummation of the Recapitalization, we agreed to pay J.F. Lehman & Company an annual management fee equal to $0.9 million, payable in advance on a quarterly basis. We paid $0.9 million in management fees to J.F. Lehman & Company in 2002.

Neubauer Consulting Agreement

In 2002, we entered into a Consulting Agreement with Walter Neubauer, a stockholder of the Company, pursuant to which we agreed to pay Mr. Neubauer an annual fee of $100,000 for consulting services related to the design, manufacture and marketing of precision engineered pyrotechnic devices. During 2002, we paid Mr. Neubauer $75,000 pursuant to this agreement.

Component Purchases

During the year ended November 3, 2002, we purchased approximately $0.3 million of materials from a corporation owned by Walter Neubauer, one of our stockholders. At November 3, 2002, approximately $0.1 million was owed to this corporation.

ITEM 14. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Vice President Finance of Special Devices, Incorporated (its principal executive officer and principal financial and accounting officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Vice President Finance, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Page
(a)(1)	FINANCIAL STATEMENTS
	Report of Independent Accountants	F-1
	Consolidated Balance Sheets at November 3, 2002 and October 31, 2001	F-2
	Consolidated Statements of Operations for each of the three years in the period ended November 3, 2002	F-4
	Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended November 3, 2002	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended November 3, 2002	F-6
	Notes to Consolidated Financial Statements	F-7
(a)(2)	FINANCIAL STATEMENT SCHEDULES
All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the Consolidated Financial Statement or related Notes thereto.
(a)(3)	EXHIBITS

Exhibit No.	Description
1.1(g)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No. 1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(g)	Certificate of Incorporation of the Company.
3.2(g)	Bylaws of the Company.
4.1(g)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(g)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6(k)	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.
10.6(g)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.7(g)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.8(g)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.9(g)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.10(g)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.11(g)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(g)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(g)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.15(g)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Incorporated, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.27(f)	Development Agreement, dated August 28, 1996, between Company and the City of Moorpark.
10.29(h)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.31(h)	1999 Stock Option Plan dated June 23, 1999.
10.41(l)	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.

10.42(l)	Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation.
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.79(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

(b) REPORTS ON FORM 8-K

None.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Special Devices, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Special Devices, Incorporated and its subsidiaries at November 3, 2002 and October 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 3, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
January 15, 2003

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 3 2002	October 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,852	$1,341
Accounts receivable, net of allowances of $339 and $642 in 2002 and 2001, respectively	12,700	12,745
Inventories	7,461	10,600
Prepaid expenses and other current assets	4,773	6,151
Deferred tax assets	2,438	2,562

Total current assets	32,224	33,399

Property, plant and equipment, at cost:
Machinery and equipment	84,626	80,770
Furniture, fixtures and computer equipment	5,706	5,197
Construction in progress	5,030	3,418
Other	296	277

Gross property, plant, and equipment	95,658	89,662
Less accumulated depreciation and amortization	(63,502)	(53,945)

Net property, plant and equipment	32,156	35,717
Other assets, net of accumulated amortization	4,676	6,586
Notes receivable	5,201	4,505
Investment in SDI-Molan	797	58

Total assets	$75,054	$80,265

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 3 2002	October 31 2001
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,756	$9,172
Accrued liabilities	7,260	8,482
Accrued interest	3,255	4,309
Accrued bonus	2,970	2,074
Income taxes payable	125	558
Current portion of long-term debt	1,000	1,000

Total current liabilities	22,366	25,595
Deferred tax liabilities	3,677	2,869
Other liabilities	1,641	1,758
Long-term debt, net of current portion	76,569	78,430

Total liabilities	104,253	108,652

Commitments and contingencies (Note 18)
Redeemable preferred stock	4,000	4,000
Redeemable common stock	36,625	33,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding in 2002 and 2001	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding in 2002 and 2001	30	30
Additional paid-in capital	64,102	67,102
Retained earnings (deficit)	(133,956)	(133,144)

Total stockholders' equity (deficit)	(69,824)	(66,012)

Total liabilities and stockholders' equity (deficit)	$75,054	$80,265

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	For The Years Ended
		October 31
	November 3 2002
		2001	2000
Net sales	$120,254	$122,917	$131,970
Cost of sales	98,782	109,726	119,827

Gross profit	21,472	13,191	12,143

Operating expenses	13,893	14,394	9,210
Environmental and other investigation costs	—	1,752	2,067

Total operating expenses	13,893	16,146	11,277

Income (loss) from operations	7,579	(2,955)	866

Other income (expense):
Interest expense, net	(8,886)	(13,049)	(17,144)
Equity in losses of SDI-Molan	(176)	—	—
Gain (loss) on disposal of assets	—	(6,360)	58
Recapitalization costs	—	—	(65)

Total other expense	(9,062)	(19,409)	(17,151)

Loss from continuing operations before extraordinary gain and income taxes	(1,483)	(22,364)	(16,285)
Income tax benefit	(322)	(9,394)	(6,813)

Loss from continuing operations before extraordinary gain	(1,161)	(12,970)	(9,472)
Discontinued operations:
Income from discontinued operations, net of taxes of $0, $801 and $2,514, respectively	—	1,062	3,495
Gain (loss) on sale of discontinued operations, net of tax expense (benefit) of $(72), $10,557 and $18,280, respectively	(172)	13,994	24,396

Income (loss) before extraordinary gain	(1,333)	2,086	18,419
Extraordinary gain on extinguishment of debt, net of taxes of $0	521	9,416	—

Net income (loss)	$(812)	$11,502	$18,419

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

	Preferred Stock		Common Stock				Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount
Balance, October 31, 1999	—	—	3,706,889	$30	$74,587	$(163,148)	$(88,531)
Record adjustment to contributed assets	—	—	—	—	(1,694)	83	(1,611)
Purchase of common stock	—	—	5,875	—	199	—	199
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	(3,000)
Issuance of warrants	—	—	—	—	10	—	10
Net income	—	—	—	—	—	18,419	18,419

Balance, October 31, 2000	—	—	3,712,764	30	70,102	(144,646)	(74,514)
Issuance of redeemable preferred stock	4,000	—	—	—	—	—	—
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	(3,000)
Net income	—	—	—	—	—	11,502	11,502

Balance, October 31, 2001	4,000	—	3,712,764	30	67,102	(133,144)	(66,012)
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	(3,000)
Net loss	—	—	—	—	—	(812)	(812)

Balance, November 3, 2002	4,000	—	3,712,764	$30	$64,102	$(133,956)	$(69,824)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For The Years Ended
		October 31
	November 3 2002
		2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$(812)	$11,502	$18,419
Extraordinary gain on extinguishment of debt	(521)	(9,416)	—
Income from discontinued operations	—	(1,062)	(3,495)
Loss (gain) on sale of discontinued operations	172	(13,994)	(24,396)

Loss from continuing operations	(1,161)	(12,970)	(9,472)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	10,293	12,383	14,319
Equity in losses of SDI-Molan	176	—	—
Loss on asset retirements and disposals	—	6,360	58
Deferred income taxes	932	(2,514)	5,373
Increase (decrease) in inventory reserve	(263)	181	(1,488)
Increase (decrease) in accounts receivable allowances	(303)	249	71
Changes in assets and liabilities:
Accounts receivable	279	4,352	(114)
Inventories	3,402	949	(3,994)
Prepaid expenses and other current assets	1,374	(731)	1,457
Other assets	264	(1,502)	261
Accounts payable and accrued liabilities	(3,109)	(7,176)	(1,603)
Income taxes payable	(361)	80	(9,360)
Other	(117)	749	(78)

Net cash provided by (used in) continuing operations	11,406	410	(4,570)
Net cash provided by (used in) discontinued operations	69	(21,901)	3,402

Net cash provided by (used in) operating activities	11,475	(21,491)	(1,168)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(6,021)	(5,975)	(10,218)
Proceeds from sale of discontinued operations	69	41,986	51,370
Proceeds from real estate transaction	—	27,022	—
Capital contributions to SDI-Molan	(915)	(58)	—
Increase in notes receivable	(692)	—	—
Other	913	(554)	(103)

Net cash provided by (used in) investing activities	(6,646)	62,421	41,049

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	—	4,000	—
Proceeds from issuance of common stock	—	—	199
Proceeds from issuance of long-term debt	—	5,000	—
Repurchase of long-term debt	(293)	(13,401)	—
Repayment of long-term debt	(1,025)	(30,775)	(38,525)
Payment of deferred financing fees	—	(609)	—
Net repayments under revolving line of credit	—	(4.400)	(1,500)
Other	—	—	93

Net cash used in financing activities	(1,318)	(40,185)	(39,733)

Net increase in cash and cash equivalents	3,511	745	148
Cash and cash equivalents at beginning of year	1,341	596	448

Cash and cash equivalents at end of year	$4,852	$1,341	$596

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,935	$14,917	$18,639
Income taxes	78	13,595	2
Non-cash financing activities:
Notes receivable from disposal of assets	—	4,550	—

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
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

The Company formed a joint venture partnership, Special Devices-Molan GmbH & Co. KG ("SDI-Molan") in Germany in June 2001. The Company's 50% interest in SDI-Molan is held by SDI Germany GmbH ("SDI Germany"), a wholly owned German subsidiary. SDI Germany was established in 2001 for the purpose of holding the interest in the joint venture. SDI-Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators, and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan started operations in September 2002.

In June 2002 the Company incorporated Special Devices Japan Kabushiki Kaisha ("SDI Japan") in Japan and in October 2002 the Company incorporated Special Devices (Thailand) Co., Ltd. ("SDI Thailand"). SDI Japan and SDI Thailand are subsidiaries of SDI that were formed to create a direct business presence in these geographic markets. The Company previously distributed its products in Japan through an agent.

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

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At November 3, 2002, the Continuing Stockholders own approximately 29.5% of the common equity of the Company.

As of November 3, 2002, the Company had net liabilities of $29.2 million. The Company's ability to pay the interest on, or to refinance debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. The Company had positive cash flow from continuing operations during the past two years.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, SDI Germany, SDI Japan, SDI Thailand and Scot, Incorporated ("Scot"), through the date of the sale of

Scot on September 21, 2000. All material intercompany accounts and transactions have been eliminated. The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting. The carrying balance of the Company's investment in the joint venture at November 3, 2002 was $0.8 million. Condensed financial information for SDI-Molan was not presented as amounts were not material.

Discontinued Operations

The divestiture of the Aerospace Division, which included Scot, was completed in a series of transactions in 2000 and 2001. As previously disclosed, Scot was divested on September 21, 2000 and the net assets of the remaining Aerospace operations were sold on May 11, 2001 (the "Aerospace Sale"). See Note 15. The results of operations, the gain on sale of Scot and the net assets of the Aerospace Segment have been reclassified to Discontinued Operations. Accounting for discontinued operations according to accounting principles generally accepted in the United States of America ("GAAP") involves identifying charges such as corporate allocations that were originally charged to Aerospace operations but that would be continuing. Those continuing charges are then reallocated back to the remaining operations of the Automotive Products Division. In addition, interest expense was reallocated to the Aerospace Segment based on its total assets. This reallocation of corporate charges and interest has been done for all prior periods presented. As a result of the reallocations and reclassifications to discontinued operations, certain amounts in the Consolidated Financial Statements and Notes thereto have been revised from the amounts presented in prior years.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

The following are the fair value and carrying amounts of long-term debt, including short-term borrowings:

	November 3 2002	October 31 2001
	(In thousands)
Fair value	$45,188	$34,772
Carrying amount	77,569	79,430

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

Revenue Recognition

The Automotive Products Division, manufactures products, to customer specifications, under standard purchase orders. Sales are primarily recognized when products are shipped. The Aerospace Division, the sale of which was completed in 2001, manufactured products under fixed price, long-term contracts directly for the U.S. Department of Defense, its prime contractors and subcontractors, and commercial companies. The contracts varied in length, but generally were completed within 12 to 24 months. Sales under production contracts were generally recognized as units were shipped or, in some cases, when accepted by the customer; sales under significant engineering contracts or long-term production contracts were recognized under the percentage of completion method. Sales relating to the Aerospace Division have been reclassified to "Income from discontinued operations" in the consolidated statements of operations for all prior periods presented.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended November 2, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended May 4, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is "planned". The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company is required to adopt the provisions of SFAS No. 145 on November 4, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company is required to adopt the provisions of SFAS No. 144 on November 4, 2002 and does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, that the associated asset retirement costs be capitalized as part of the carrying amount of the asset and requires certain disclosures providing descriptions of the asset retirement obligations and reconciliations of changes in components of those obligations. Except for business combinations initiated after June 30, 2001, the Company is required to adopt the provisions of SFAS No.'s 141, 142 and 143 on November 4, 2002.

The Company does not expect the adoption of these statements to have a material impact on the Company's results of operations or financial position.

Reclassifications

During 2002, the Company refined its allocation of overhead expenses to cost of sales. As a result of this change, cost of sales, gross profit and operating expenses have been reclassified for all prior periods presented. There was no impact on results of operations or financial position in any period.

Certain other prior year amounts have been reclassified to conform to the current year's presentation.

3. Accounts Receivable

The activity relating to allowances for accounts receivable is as follows:

		October 31
	November 3 2002
		2001	2000
	(In thousands)
Balance at beginning of year	$642	$393	$322
Additions charged to expense	787	440	361
Write-offs	(1,090)	(191)	(290)

Balance at end of year	$339	$642	$393

4. Inventories

Inventories consist of the following components:

	November 3 2002	October 31 2001
	(In thousands)
Raw materials and components	$2,867	$3,770
Work in process	995	888
Finished goods	3,599	5,942

Total inventories	$7,461	$10,600

5. Accrued Liabilities

In October 2001, the Company accrued $0.7 million for severance and related employee costs associated with a company-wide reduction in force of approximately 115 employees. As of October 31, 2001, approximately $0.2 million had been charged against the accrued severance liability. Of the $0.7 million charged to expense, approximately $0.3 million was charged to "Cost of sales" and $0.4 million was charged to "Operating expenses" in the Company's consolidated statement of operations for the year ended October 31, 2001. The accrued severance liability was $0 and $0.5 million at November 3, 2002 and October 31, 2001, respectively.

Accrued liabilities includes accrued paid time off of $1.1 and 1.2 million at November 3, 2002 and October 31, 2001, respectively.

6. Long-Term Debt

Long-term debt consists of the following components:

	November 3 2002	October 31 2001
	(In thousands)
Term loan	$3,975	$5,000
Senior subordinated notes	73,594	74,430

	77,569	79,430
Less current portion	(1,000)	(1,000)

Long-term debt	$76,569	$78,430

As part of the Recapitalization in 1999, the Company issued $100.0 million of Senior Subordinated Notes (the "Notes"). The Company repurchased $0.8 and $25.6 million face value of the Notes in the open market for $0.3 and $13.4 million in 2002 and 2001, respectively The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under its credit facilities.

The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements which provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. The Term Loan had a balance of $4.0 million and an effective interest rate of 5.25% per annum at November 3, 2002. At November 3, 2002, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $3.5 million in letters of credit outstanding at November 3, 2002. On January 3, 2003, this amount was reduced to $2.5 million. The total amount available under the Revolver at November 3, 2002 was $9.0 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of November 3, 2002. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.2 million at November 3, 2002. SDI-Molan had bank loans outstanding in the amount of 4.3 million Euro or approximately $4.3 million at November 3, 2002.

The remaining principal payments under the Term Loan are as follows (in thousands):

For Fiscal Years
2003	$1,000
2004	1,000
2005	1,000
2006	975

$3,975

7. Income Taxes

The income tax provision (benefit) attributable to continuing operations consists of the following components:

	For The Years Ended
		October 31
	November 3 2002
		2001	2000
	(In thousands)
Current:
Federal	$(829)	$(5,325)	$(8,610)
State	(425)	(1,555)	(3,576)

	(1,254)	(6,880)	(12,186)

Deferred:
Federal	275	(1,672)	3,779
State	657	(842)	1,594

	932	(2,514)	5,373

Total:
Federal	(554)	(6,997)	(4,831)
State	232	(2,397)	(1,982)

	$(322)	$(9,394)	$(6,813)

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:

	November 3 2002	October 31 2001
	(In thousands)
Current deferred taxes:
Allowance for doubtful accounts	$144	$273
Inventories	209	210
Vacation	282	366
Other accruals	1,803	1,713

Total current deferred taxes	2,438	2,562

Noncurrent deferred taxes:
Depreciation	(3,948)	(3,763)
Net operating losses	166	—
Other	271	—
State tax credits	—	894
Valuation allowance	(166)	—

Total noncurrent deferred taxes	(3,677)	(2,869)

Net deferred tax liabilities	$(1,239)	$(307)

In accordance with SFAS No. 109 "Accounting for Income Taxes", management establishes valuation allowances against deferred tax assets if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established valuation allowances pertaining to its state and foreign net operating losses. At November 3, 2002 the Company has foreign net operating loss carryforwards of approximately $77 thousand, of which $5 thousand will begin expiring in 2007 and $72 thousand will never expire. The Company also has state net operating loss carryforwards of approximately $1,057 thousand, which will begin expiring in 2006. Deferred tax assets also include state tax credits of $184 thousand that will begin expiring in 2010 and $149 thousand that will never expire. In 2002, the loss from continuing operations before income tax benefit includes ($176) thousand of losses from foreign operations.

A reconciliation between the statutory federal income tax benefit and the Company's effective income tax benefit on losses from continuing operations before extraordinary gains is as follows:

	For The Years Ended
		October 31
	November 3 2002
		2001	2000
	(In thousands)
Income tax benefit at federal statutory rates	$(514)	$(8,701)	$(6,201)
State income taxes, net of federal income tax effect	79	(1,558)	(1,288)
Non-deductible penalties	32	1,082	723
Other	81	(217)	(47)

	$(322)	$(9,394)	$(6,813)

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

10. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock, $.01 par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At November 3, 2002 and October 31, 2001, 4,000 shares of Preferred Stock were outstanding. See Note 8.

Warrants

The Company issued a warrant certificate in April 2000 for 10,000 warrants for a total consideration of $10,000. The warrant certificate expires April 2010 and entitles the holder to purchase one share of Common Stock, par value $.01 per share, for each warrant at an exercise price of $50.00 per share.

The Company issued warrant certificates in June 2001 for 135,382 warrants in connection with the Real Estate Transaction. The warrant certificates expire in June 2021 and entitle the holders to purchase one share of Common Stock, par value $.01 per share, for each warrant at an exercise price of $34.00 per share.

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

In June 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which provided for the issuance of up to 370,000 shares of Common Stock pursuant to awards granted under the 1999 Plan. Options vest ratably over four years, subject to accelerated vesting upon a change in control of the Company, and expire on the tenth anniversary of the date of grant. All options outstanding under the 1999 Plan were cancelled in October 2001 pursuant to written agreements between the Company and each optionee.

The Amended and Restated Special Devices, Incorporated 1999 Stock Option Plan (the "Amended 1999 Plan") was adopted by unanimous written consent of the stockholders on April 23, 2002. The Amended 1999 Plan increased the aggregate number of shares of Common Stock available for grant to 645,000 shares from 370,000 shares. In May 2002, the Company granted options to purchase 500,400 shares. The options vest over two years, subject to accelerated vesting upon a change in control of the Company. In July 2002, the Company granted options to purchase an additional 4,500 shares that vest ratably over four years subject to accelerated vesting upon a change in control of the Company. All options expire upon the tenth anniversary of the date of grant. The options were granted at the fair market value of the stock on the grant dates, which was $20.00 per share.

In accordance with APB Opinion No. 25, no compensation expense has been charged to earnings in any of the three years in the period ended November 3, 2002. Had compensation expense for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

		For The Years Ended
			October 31
		November 3 2002
			2001	2000
		(In thousands)
Net income (loss)	As reported	$(812)	$11,502	$18,419
	Pro forma	(2,352)	11,502	17,992

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2000, respectively: risk-free interest rates of 3.87% and 5.84% per annum; dividend yields of 0% for both years; expected volatility of 30% for both years; and a weighted-average expected life of the options of 9.2 years for both years. No options were granted in 2001.

The following table summarizes stock option activity for each of the three years in the period ended November 3, 2002:

	1991 Stock Option Plan	Weighted Average Exercise Price	1996 Special Grant	Weighted Average Exercise Price	1999 Stock Option Plan	Weighted Average Exercise Price
Shares authorized	560,000		442,000		645,000

Shares under option:
Outstanding at October 31, 1999	7,750		65,000		356,200
Granted	—	—	—	—	28,000	$50.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	7,500	$17.00	42,000	$50.00

Shares under option:
Outstanding at October 31, 2000	7,750		57,500		342,200
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited or cancelled	—	—	—	—	342,200	$50.00

Shares under option:
Outstanding at October 31, 2001	7,750		57,500		—
Granted	—	—	—	—	504,900	$20.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	8,400	$20.00

Shares under option:
Outstanding at November 3, 2002	7,750		57,500		496,500

Weighted average fair value of options granted during the year:
2000		—		—		$4.67
2001		—		—		—
2002		—		—		$9.33
Options exercisable:
At October 31, 2000	7,750		57,500		78,550
At October 31, 2001	7,750		57,500		—
At November 3, 2002	7,750		57,500		164,000

The following table summarizes information for stock options outstanding at November 3, 2002:

	Options Outstanding
		Weighted Average		Options Exercisable
Range Of Exercise Price	Number Outstanding At November 3, 2002	Remaining Contractual Life	Exercise Price	Number Exercisable At November 3, 2002	Weighted Average Exercise Price
$17.00-$20.00	561,750	8.9	$19.66	229,250	$19.16

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

Recapitalization Transaction

The recapitalization in 1999 had the following effect on stockholders' equity (deficit) (dollars in thousands):

	Common Stock				Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount
Balance, October 31, 1998	7,809,801	$78	$51,364	$45,838	$97,280
Record recapitalization transaction	(3,367,618)	(41)	22,562	(163,727)	(141,206)
Record redeemable common stock	(735,294)	(7)	—	(24,993)	(25,000)
Contributed assets	—	—	3,286	—	3,286
Accreted put premium on redeemable common stock	—	—	(2,625)	—	(2,625)
Net loss	—	—	—	(20,266)	(20,266)

Balance, October 31, 1999	3,706,889	$30	$74,587	$(163,148)	$(88,531)

11. Employee Benefit Plans

The Company has a 401(k) plan that provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 60% of their gross wages, subject to statutory limitations. The Company can elect to make matching contributions in amounts that can change from year to year. During the last three fiscal years, the Company matched 30% of an employee's deferral up to the first 5% of each participating employee's salary. Employees vest ratably over three years in the Company's matching contributions. The Company's matching expense was approximately $0.3, $0.3 and $0.4 million for the years ended November 3, 2002, October 31, 2001 and 2000, respectively.

12. Related Party Transactions

Management Agreements with J.F. Lehman

Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the "Management Agreements") the Company entered into with J.F. Lehman upon consummation of the Recapitalization, the Company agreed to pay J.F. Lehman an annual management fee equal to $0.9 million, payable in advance on a quarterly basis. The Company paid $0.9 million in management fees to J.F. Lehman in 2002, 2001 and 2000, respectively. J.F. Lehman also received transaction fees and expense reimbursements as advisors on the Aerospace Sale and Real Estate Transaction in 2001 and on the Scot divestiture in 2000. Transaction fees and expense reimbursements were $1.5 and $0.7 million, respectively, in 2001 and $0.9 and $0.2 million, respectively, in 2000.

SDI-Molan

The Company made a working capital loan to SDI-Molan in August 2002 for $0.7 million. The balance outstanding at November 3, 2002 was $0.7 million. In addition, the Company has a receivable for expenses from SDI-Molan in the amount of $0.3 million at November 3, 2002.

Component Purchases

The Company purchased materials from a corporation owned by one of its stockholders. During the years ended November 3, 2002 and October 31, 2001 and 2000, approximately $0.3, $1.3 and $3.1 million, respectively, of materials were purchased from this stockholder's corporation. At November 3, 2002 and October 31, 2001, approximately $0.1 million was owed to the corporation owned by this stockholder.

MGG Contribution, License and Lease Agreement

In July 1999, the Company entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. ("MSI"), which at the time was an affiliate of the Company's controlling stockholder, pursuant to which the Company received certain assets and licensed the intellectual property comprising the micro gas generator ("MGG") automotive product line. MGG units are used by the automotive industry in seat belt pretensioner applications. Under the terms of the agreement, MSI licensed to the Company on a perpetual, non-exclusive basis, the intellectual property rights to produce MGG units, and leased to the Company the portion of the premises in Hollister, California where the tangible MGG assets were located. The Company was obligated to pay MSI $14,000 per month for the leased premises. As consideration for the licensed intellectual property, the Company was obligated to pay a royalty of $0.25 per MGG unit produced and sold by the Company. Finally, during the term of the lease, MSI agreed to provide the Company with certain materials and manpower resources to enable the Company to produce MGG units at the Hollister facility. In exchange for such materials and services, the Company agreed to pay MSI $36,000 per month. In 2000, the MGG product line was moved to the Company's Mesa, Arizona facility. The Contribution, License and Lease Agreement was amended and restated in September 2000 to terminate the lease and convey all of MSI's rights to the intellectual property to the Company for consideration of $75,000.

13. Major Customers

The following are accounts receivable from, and sales to, customers that exceeded 10% of net accounts receivable and net sales:

	November 3 2002		October 31 2001
	$	%	$	%
	(Dollars in thousands)
Accounts Receivable:
Autoliv	$4,218	32.3%	$3,597	28.6%
TRW, Incorporated	2,976	22.8%	5,098	40.6%
Atlantic Research Corporation	2,223	17.0%	1,556	12.4%
Inflation Systems, Incorporated	1,310	10.0%	1,432	10.7%

	For The Years Ended
			October 31
	November 3 2002
			2001		2000
	$	%	$	%	$	%
	(Dollars in thousands)
Sales:
Autoliv	$43,987	36.6%	$42,213	34.3%	$41,728	31.6%
TRW, Incorporated	42,692	35.5%	49,017	39.9%	55,183	41.8%
Atlantic Research Corporation	16,172	13.4%	16,688	13.6%	17,631	13.4%

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Quarterly Results of Operations (unaudited)

A summary of the unaudited quarterly results of operations for 2002 and 2001 is as follows:

	2002 Quarter Ended
	February 3		May 5		August 4	November 3	Full Year
	(In thousands)
Net sales	$27,565		$31,862		$29,477	$31,350	$120,254
Gross profit	3,790	(a)	6,646	(a)	5,716 (a)	5,320	21,472
Income from operations	141		3,380		2,361	1,697	7,579
Income (loss) before extraordinary item	(1,205)		640		(139)	(629)	(1,333)
Net income (loss)	(684)	(b)	640		(139)	(629)	(812)
	2001 Quarter Ended
	January 28		April 29		July 29		October 31	Full Year
	(In thousands)
Net sales	$30,181	(c)	$33,263		$28,428		$31,045	$122,917
Gross profit	3,264	(d)	4,167	(a)	390	(a)	5,370 (a)	13,191
Income (loss) from operations	980	(e)	769	(f)	(3,702)		(1,002)	(2,955)
Income (loss) before extraordinary item(g)(h)	(929)		(2,099)		7,832		(2,718)	2,086
Net income (loss)(g)(i)	(929)		(2,099)		10,658		3,872	11,502

(a)
Reflects reallocation of overhead expense to "Cost of sales" from "Operating expense."

(b)
Includes "Extraordinary gain on extinguishment of debt" of $521 (net of tax of $0).

(c)
Reflects reclassification of the Aerospace segment to "Income from discontinued operations".

(d)
Reflects reclassification of $1,807 to "Income from discontinued operations" and $1,330 to "Cost of sales" from "Operating expense" for reallocation of overhead expense to "Cost of sales" from "Operating expense."

(e)
Reflects reclassification of $1,365 to "Income from discontinued operations" and $225 to "Operating expense" from "Other income (expense)" for management fees.

(f)
Reflects reclassification of $225 to "Operating expense" from "Other income (expense)" for management fees.

(g)
Includes "Gain on sale of discontinued operations" of $15,237 (net of tax of $10,158) in the third quarter of 2001.

(h)
Includes "Loss on disposal of assets" of $4,777 in the third quarter of 2001 for the Real Estate Transaction.

(i)
Includes "Extraordinary gain on extinguishment of debt" of $2,826 (net of tax of $1,884) in the third quarter of 2001 and $6,590 (net of tax of ($1,884)) in the fourth quarter of 2001.

15. Aerospace Sale

The Aerospace Division, which included Scot, comprised the Aerospace segment (the "Aerospace Segment"). As previously disclosed, the Company divested Scot on September 21, 2000 and on May 11, 2001, the Company completed the sale of the net assets comprising the remaining operations of the

Aerospace Division. Proceeds from the sale were used to pay senior indebtedness under the Company's prior credit facility.

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

Net sales of the Aerospace Division were $0, $11.4 and $36.3 million in 2002, 2001 and 2000, respectively.

16. Real Estate Transaction

On June 5, 2001, the Company completed the sale and leaseback of its facilities in Moorpark, California and Mesa, Arizona to Autosafe Airbag 14(CA) LP and Autosafe Airbag 12(CA) LP for gross consideration of $31.4 million in cash and $4.6 million in notes receivable. Net cash proceeds were $27.0 million which were used to pay senior indebtedness under the Company's prior credit facility with the balance used for general corporate purposes. The assets sold had a net book value of $38.6 million resulting in a loss of approximately $4.8 million in 2001. Depreciation expense related to the assets sold was $1.1 and $2.1 million in 2001 and 2000, respectively. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations beginning in 2003 based on the Consumer Price Index.

17. Extraordinary Gain on Extinguishment of Debt

The Company recorded extraordinary gains of $0.5 and $9.4 million in 2002 and 2001, respectively. In 2002, the Company repurchased $0.8 million face value of Notes in the open market for $0.3 million resulting in a gain of $0.5 million. In 2001, the Company repurchased $25.6 million face value of Notes in the open market for $13.4 million resulting in a gain of $11.5 million, net of the write off of $0.7 million in related prepaid financing fees. This $11.5 million gain was partially offset by the write off of an additional $2.1 million in prepaid financing fees in connection with the termination of the Company's prior credit facility.

18. Commitments and Contingencies

Leases

Land and Buildings

The Company signed a lease on its facilities in Moorpark, California and Mesa, Arizona in connection with the Real Estate Transaction in 2001. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations beginning in 2003 based on the Consumer Price Index.

In 1997, the Company signed a 7-year lease for an approximate 25,000 square foot building in Moorpark, California, for its glass seal operations. Monthly rental expense as of October 31, 2000 was approximately $14,000 per month. This lease was terminated in November 2000.

Other Operating Leases

Rental expense for each of the years ended November 3, 2002 and October 31, 2001 and 2000 was approximately $4.2, $1.8 and $0.3 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For FiscalYears
2003	$3,997
2004	3,954
2005	3,952
2006	3,930
2007	3,924
Thereafter	53,301

Total minimum lease payments	$73,058

Other Matters

Environmental Investigation.    In August 1999, representatives of the California Environmental Protection Agency ("Cal EPA") conducted an inspection of the Company's former Newhall facility. Following the inspection, Cal EPA issued a notice of violations indicating that there had been unauthorized burning and treatment of hazardous waste at the facility. In September 1999, a federal grand jury issued subpoenas requesting copies of documents relating to the handling of hazardous waste and hazardous materials at the Company's Newhall, Moorpark, and Mesa facilities, as well as copies of documents related to other health and safety issues. These state and federal investigations were concluded in early January 2001 when (1) the Company pleaded guilty to three counts of violation of Title 42, United States Code, Section 6928(d)(2)(A) for treating hazardous wastes without a permit and was sentenced to pay fines, community service amounts, and other assessments in an aggregate amount of approximately $1.5 million and to a term of probation of three years; and (2) agreed to pay civil penalties and related costs and expenses in an aggregate amount of approximately $0.6 million. These fines and penalties have all been paid as of November 3, 2002.

OSHA Investigations.    On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility and two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company appealed the citations, and the appeal was settled pursuant to a Settlement Agreement under which the aggregate amount of fines was reduced to approximately $85,000, payable in quarterly installments commencing on December 5, 2002. Because the accident resulted in a serious injury, Cal-OSHA's Bureau of Investigation ("BOI") conducted its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. The Company believes that this investigation has concluded and no referral has been made. At this stage, it is not possible to predict or assess the amount of potential liabilities associated with the BOI investigation, which could result in criminal liabilities and penalties.

Qui Tam Suit.    The Company is a defendant in a civil action entitled United States ex rel. Charles K. Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on the Company in December 2001, is a qui tam lawsuit in which a former employee of the Company is seeking, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. The complaint alleges that the Company, when submitting invoices under unspecified government contracts prior to August 1999, falsely certified that it was in compliance with environmental laws. The Company is vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

CharTech Suit.    A lawsuit alleging that the Company willfully infringed two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company Iso Vac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. The Company engaged in a mediation with CharTech, IsoVac and George Neff that resulted in a binding agreement setting forth key terms of the settlement of this dispute. Under these key terms, the Company will pay CharTech a fee of $1,250,000 for a non-exclusive license under the CharTech patent rights. The fee is payable in installments, with a total of $750,000 paid before December 31, 2002 and the last installment payable on December 31, 2007. The pending lawsuit is to be dismissed with prejudice as part of the terms. The parties are in the process of implementing the settlement agreement. The settlement does not have a material impact on the Company's results of operations, financial position or liquidity.

Hermetic Seal Suit.    The Company is a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. pending in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claims damages in excess of $2.3 million for breach of contract. The Company is vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

Selleck Suit.    The Company is a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint, served in September 2002, alleged breach of contract, fraud and deceit, negligent misrepresentation, and injunctive and declaratory relief, and seeks damages in excess of $1 million relating to the Plaintiff's purchase from the Company of certain real estate located in Moorpark, California. An amended complaint served in January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic advantage. The Company is vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moorpark, State of California, on the 29th day of January 2003.

SPECIAL DEVICES, INCORPORATED
By:	/s/ THOMAS W. CRESANTE Thomas W. Cresante President and Chief Executive Officer
Signature	Title	Date
/s/ THOMAS W. CRESANTE Thomas W. Cresante	Director, President and Chief Executive Officer (Principal Executive Officer)	January 29, 2003
/s/ JAMES E. REEDER James E. Reeder	Vice President Finance (Principal Financial and Accounting Officer)	January 29, 2003
/s/ DR. JOHN F. LEHMAN Dr. John F. Lehman	Chairman of the Board of Directors	January 29, 2003
/s/ GEORGE A. SAWYER George A. Sawyer	Director and Secretary	January 29, 2003
/s/ LOUIS N. MINTZ Louis N. Mintz	Director and Assistant Secretary	January 29, 2003
/s/ M. STEVEN ALEXANDER M. Steven Alexander	Director	January 29, 2003
/s/ OLIVER C. BOILEAU, JR. Oliver C. Boileau, Jr.	Director	January 29, 2003
/s/ RANDY H. BRINKLEY Randy H. Brinkley	Director	January 29, 2003
/s/ DONALD GLICKMAN Donald Glickman	Director	January 29, 2003
/s/ WILLIAM PAUL William Paul	Director	January 29, 2003
/s/ THOMAS G. POWNALL Thomas G. Pownall	Director	January 29, 2003
/s/ JOSEPH A. STROUD Joseph A. Stroud	Director	January 29, 2003

CERTIFICATIONS

I, Thomas W. Cresante, certify that:

1.
I have reviewed this annual report on Form 10-K of Special Devices, Incorporated;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 29, 2003	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, James E. Reeder, certify that:

1.
I have reviewed this annual report on Form 10-K of Special Devices, Incorporated;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 29, 2003	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-K
SPECIAL DEVICES, INCORPORATED INDEX TO ANNUAL REPORT ON FORM 10-K
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS