Form 10-Q
period 2003-02-02
SPECIAL DEVICES INC /DE
filed 2003-03-18
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 2, 2003
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

Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of March 14, 2003, the number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	February 2, 2003	November 3, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,831	$4,852
Accounts receivable, net of allowances of $212 at February 2, 2003 and $339 at November 3, 2002	12,532	12,700
Inventories	9,097	7,461
Prepaid expenses and other current assets	4,939	4,773
Deferred tax assets	2,438	2,438

Total current assets	30,837	32,224

Property, plant and equipment, at cost:
Machinery and equipment	84,949	84,626
Construction in progress	6,050	5,030
Other	6,024	6,002

Gross property, plant and equipment	97,023	95,658
Less accumulated depreciation and amortization	(65,694)	(63,502)

Net property, plant and equipment	31,329	32,156
Other assets, net of accumulated amortization	10,385	10,674

Total assets	$72,551	$75,054

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,688	$7,756
Accrued liabilities	6,309	10,355
Accrued interest	1,129	3,255
Current portion of long-term debt	1,000	1,000
Revolving line of credit	1,058	—

Total current liabilities	21,184	22,366
Other liabilities	5,318	5,318
Long-term debt, net of current portion	76,069	76,569

Total liabilities	102,571	104,253

Commitments and contingencies (Note 10)
Redeemable preferred stock	4,000	4,000
Redeemable common stock	37,375	36,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding at February 2, 2003 and November 3, 2002	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at February 2, 2003 and November 3, 2002	30	30
Additional paid-in capital	63,352	64,102
Retained earnings (deficit)	(134,777)	(133,956)

Total stockholders' equity (deficit)	(71,395)	(69,824)

Total liabilities and stockholders' equity (deficit)	$72,551	$75,054

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 2, 2003	February 3, 2002
Net sales	$25,580	$27,565
Cost of sales	21,584	23,775

Gross profit	3,996	3,790
Operating expenses	2,533	3,649

Income from operations	1,463	141

Other income (expense):
Interest expense, net	(2,247)	(2,218)
Gain on extinguishment of debt	—	521
Equity in losses of SDI-Molan	(262)	—

Total other income (expense)	(2,509)	(1,697)

Loss from continuing operations before income taxes	(1,046)	(1,556)
Income tax benefit	(221)	(831)

Loss from continuing operations	(825)	(725)
Gain on sale of discontinued operations, net of tax expense of $28	—	41

Net loss	$(825)	$(684)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 2, 2003	February 3, 2002
Cash Flows From Operating Activities:
Net loss	$(825)	$(684)
Gain on sale of discontinued operations	—	(41)

Loss from continuing operations	(825)	(725)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,365	2,545
Gain on extinguishment of debt	—	(521)
Equity in losses of SDI-Molan	262	—
Changes in assets and liabilities:
Accounts receivable and other assets	255	2,506
Inventories	(1,636)	2,101
Accounts payable and other liabilities	(2,174)	(5,878)
Income taxes payable	(66)	(907)
Other	37	—

Net cash used in continuing operations	(1,782)	(879)
Net cash provided by discontinued operations	—	69

Net cash used in operating activities	(1,782)	(810)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,398)	(1,982)
Other	(399)	51

Net cash used in investing activities	(1,797)	(1,931)

Cash Flows From Financing Activities:
Repurchase of long-term debt	—	(293)
Repayment of long-term debt	(500)	(500)
Net borrowings under revolving line of credit	1,058	2,347

Net cash provided by financing activities	558	1,554

Net decrease in cash and cash equivalents	(3,021)	(1,187)
Cash and cash equivalents at beginning of year	4,852	1,341

Cash and cash equivalents at end of period	$1,831	$154

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,324	$4,420
Income taxes	—	77

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

The divestiture of the Aerospace Division, which included the Company's subsidiary Scot, Incorporated ("Scot"), was completed in a series of transactions in 2000 and 2001. Scot was divested on September 21, 2000 and the net assets of the remaining Aerospace operations were sold on May 11, 2001.

As of February 2, 2003, the Company had net liabilities of $30.0 million. The Company's ability to pay the interest on, or to refinance debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. The Company had positive cash flow from continuing operations during the past two fiscal years.

2. Interim Financial Statements

The accompanying unaudited interim consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended November 3, 2002. Operating results for the three month period ended February 2, 2003 are not necessarily indicative of the operating results for the full year.

During 2002, the Company refined its allocation of overhead expenses to cost of sales. As a result of this change, cost of sales, gross profit and operating expenses have been reclassified for all prior periods presented. There was no impact on results of operations or financial position in any period. On November 4, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement

of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations.

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

4. Inventories

Inventories consist of the following components:

	February 2, 2003	November 3, 2002
	(In thousands)
Raw materials and components	$3,253	$2,867
Work in process	1,154	995
Finished goods	4,690	3,599

Total inventories	$9,097	$7,461

5. Long-Term Debt

The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements which provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. The Term Loan had a balance of $3.5 million and an effective interest rate of 4.75% per annum at February 2, 2003. At February 2, 2003, there were $1.1 million in borrowings outstanding under the Revolver with an effective interest rate of 4.50% per annum. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $2.5 million in letters of credit outstanding at February 2, 2003. The total amount available under the Revolver at February 2, 2003 was $8.9 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of February 2, 2003. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.4 million at February 2, 2003. SDI-Molan had bank loans outstanding in the amount of 5.0 million Euro or approximately $5.4 million at February 2, 2003.

The following are the fair value and carrying amounts of long-term debt, including short-term borrowings:

	February 2, 2003	November 3, 2002
	(In thousands)
Fair value	$54,025	$45,188
Carrying amount	78,127	77,569

The Company's borrowings under its Term Loan and Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes (the "Notes") issued in 1999 bearing interest at 11 3/8% per annum are traded occasionally in public markets.

6. Income Taxes

For the quarters ended February 2, 2003 and February 3, 2002, the Company had effective tax rates of 21% and 53%, respectively. The difference from the expected statutory rate results primarily from a valuation allowance provided against SDI Germany's losses in fiscal 2003 and a nontaxable gain on extinguishment of debt in fiscal 2002. A reconciliation between the statutory federal income tax benefit and the Company's effective income tax benefit on losses from continuing operations is as follows:

	Three Months Ended
	February 2, 2003	February 3, 2002
	(In thousands)
Income tax benefit at federal statutory rates	$(366)	$(545)
State income taxes, net of federal income tax effect	(82)	(135)
Foreign source income taxed at other effective rates	24	—
Change in valuation allowance	163	—
Nontaxable gain on extinguishment of debt	—	(182)
Other	40	31

	$(221)	$(831)

7. The Recapitalization

On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the "Recapitalization") whereby affiliates of J.F. Lehman and Company ("J.F. Lehman") obtained a controlling interest in the Company. As a result of the Recapitalization, the Company delisted its Common Stock from the NASDAQ Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission (the "SEC"). The Company continues to file reports with the SEC pursuant to the terms governing the Notes, which were issued as part of the Recapitalization.

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At February 2, 2003, the Continuing Stockholders own approximately 29.5% of the common equity of the Company.

The Recapitalization had the following effect on stockholders' equity (deficit) (dollars in thousands):

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances, October 31, 1998	7,809,801	$78	$51,364	$45,838	$97,280
Record recapitalization transaction	(3,367,618)	(41)	22,562	(163,727)	(141,206)
Record redeemable common stock	(735,294)	(7)	—	(24,993)	(25,000)
Contributed assets	—	—	3,286	—	3,286
Accreted put premium on redeemable common stock	—	—	(2,625)	—	(2,625)
Net loss	—	—	—	(20,266)	(20,266)

Balances, October 31, 1999	3,706,889	$30	$74,587	$(163,148)	$(88,531)

8. Related Party Transactions

The Company made a working capital loan to SDI-Molan in August 2002 for $0.7 million. The balance outstanding at February 2, 2003 was $0.7 million. In addition, the Company has a receivable from SDI-Molan for expenses in the amount of $0.5 million at February 2, 2003.

9. Gain on Extinguishment of Debt

In November 2001, the Company repurchased $0.8 million face value of Notes in the open market for $0.3 million resulting in a gain of $0.5 million.

10. Commitments and Contingencies

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

CharTech Suit.    A lawsuit alleging that the Company willfully infringed two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company Iso Vac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. The Company engaged in a mediation with CharTech, IsoVac and George Neff that resulted in a binding agreement setting forth key terms of the settlement of this dispute. Under these key terms, the Company will pay CharTech a fee of $1,250,000 for a non-exclusive license under the CharTech patent rights. The fee is payable in installments, with the last installment payable on December 31, 2007. The pending lawsuit is to be dismissed with prejudice as part of the terms. The parties are in the process of implementing the settlement agreement. The settlement does not have a material impact on the Company's results of operations, financial position or liquidity.

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

	Three Months Ended
	February 2, 2003	February 3, 2002
Net sales	100.0%	100.0%
Cost of sales	84.4%	86.3%

Gross profit	15.6%	13.7%
Operating expenses	9.9%	13.2%

Income from operations	5.7%	0.5%

Comparison of the Three Months Ended February 2, 2003 to the Three Months Ended February 3, 2002

Net Sales

Consolidated net sales for the first quarter of 2003 were $25.6 million, compared to consolidated net sales of $27.6 million for the first quarter of 2002. While total units shipped increased by 11%, the decrease in net sales was primarily due to lower unit sales and prices on high value-added lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product.

Gross Profit

Consolidated gross profit for the first quarter of 2003 was $4.0 million or 15.6% of consolidated net sales, compared to consolidated gross profit of $3.8 million or 13.7% of consolidated net sales for the first quarter of 2002. The improvement in gross margin is primarily due to productivity gains achieved through operating efficiencies.

Operating Expenses

Consolidated operating expenses for the first quarter of 2003 were $2.5 million or 9.9% of consolidated net sales, compared with consolidated operating expenses of $3.6 million or 13.2% of consolidated net sales for the first quarter of 2002. The decrease was primarily due to reduced legal expenses related to the CharTech Litigation (see Note 10 to the Consolidated Financial Statements in Part 1).

Other Income (Expense)

There were no gains on extinguishment of debt in the first quarter of 2003 compared to a gain of $0.5 million in the first quarter of 2002 when we repurchased $0.8 million face value of Senior

Subordinated Notes (the "Notes") issued in 1999 bearing interest of 11 3/8% per annum in the open market for $0.3 million.

We recorded $0.3 million in the first quarter of 2003 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan started operations in September 2002 and we anticipate net losses from its operations during the current fiscal year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

We entered into a five-year credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of our eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements which provide for all receipts to be swept daily to reduce borrowings outstanding.

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

As of February 2, 2003, we had $1.1 million in borrowings and $2.5 million in letters of credit outstanding under the Revolver. The total amount available under the Revolver at February 2, 2003 was $8.9 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly basis. As of February 2, 2003, we were in compliance with all such covenants.

We have guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.4 million at February 2, 2003. SDI-Molan had bank loans outstanding in the amount of 5.0 million Euro or $5.4 million at February 2, 2003. SDI-Molan started operations in September 2002. We anticipate net losses from its operations for the current year.

Continuing operations used cash of $(1.8) million and $(0.9) million in the three months ended February 2, 2003 and February 3, 2002, respectively. The decrease in cash flow was primarily due to higher incentive bonus payments. Capital expenditures, primarily for manufacturing equipment, were $1.4 million in the first quarter of 2003 compared to $2.0 million in the first quarter of 2002. We expect to spend approximately $5.0 to $6.0 million on capital expenditures, primarily for manufacturing equipment, during 2003, comparable to the $6.0 million spent in 2002. We will make the next semi-annual interest payment of $4.2 million on our Notes in June 2003. We expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

As of February 2, 2003, we had net liabilities of $30.0 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past two fiscal years.

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

  1.
  Allowances for accounts receivable including a sales allowance and an allowance for bad debts;

  2.
  Allowances for inventory including allowances for obsolescence and shrinkage;

  3.
  Valuation allowances for deferred taxes;

  4.
  Accruals for cleanup at former sites; and

  5.
  Other expense accruals such as for litigation.

At February 2, 2003, these allowances and/or accruals were not material to our results of operations or our financial position.

General Business and Economic Conditions

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At February 2, 2003 we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Vice President Finance of Special Devices, Incorporated (its principal executive officer and principal financial and accounting officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Vice President Finance, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Defense Criminal Investigative Service Investigation.    Our former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. We responded to a subpoena in 1999, and, since that time, we have not been advised formally of any action against SDI arising out of the investigation. However, the government recently has requested a meeting in connection with the investigation. We dispute the government's interpretation of the contracts as precluding the use of such sealants in the manner in which they were used. One potential consequence of civil proceedings or criminal charges, if filed, is the possibility that we would be suspended from future military and federal government sales, and if convicted, debarred from such sales for a period of time. This would not be expected to materially affect our financial condition, results of operations or liquidity given the divestiture of our Aerospace Division, which was completed in 2001. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

For other legal proceedings, see our Annual Report on Form 10-K for the year ended November 3, 2002.

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
10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation.
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(o)	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.79(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

(o)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2002 and incorporated herein by reference.

(b)
REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED
Dated: March 18, 2003	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 18, 2003	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: March 18, 2003	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, James E. Reeder, certify that:

1.
I have reviewed this quarterly report on Form 10-K of Special Devices, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: March 18, 2003	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

QuickLinks

SPECIAL DEVICES, INCORPORATED INDEX TO QUARTERLY REPORT ON FORM 10-Q
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Unaudited)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands) (Unaudited)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2 THROUGH 5.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS