Form 10-Q
period 2003-05-04
SPECIAL DEVICES INC /DE
filed 2003-06-16
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 4, 2003
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

 Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

 As of June 13, 2003, the number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	May 4, 2003	November 3, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,736	$4,852
Accounts receivable, net of allowances of $361 at May 4, 2003 and $339 at November 3, 2002	13,928	12,700
Inventories	10,236	7,461
Prepaid expenses and other current assets	5,019	4,773
Deferred tax assets	2,438	2,438

Total current assets	33,357	32,224

Property, plant and equipment, at cost:
Machinery and equipment	87,110	84,626
Construction in progress	5,699	5,030
Other	6,269	6,002

Gross property, plant and equipment	99,078	95,658
Less accumulated depreciation and amortization	(67,738)	(63,502)

Net property, plant and equipment	31,340	32,156
Other assets, net of accumulated amortization	10,087	10,674

Total assets	$74,784	$75,054

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,063	$7,756
Accrued liabilities	7,343	10,355
Accrued interest	3,232	3,255
Current portion of long-term debt	1,000	1,000

Total current liabilities	22,638	22,366
Other liabilities	5,318	5,318
Long-term debt, net of current portion	75,819	76,569

Total liabilities	103,775	104,253

Commitments and contingencies (Note 10)
Redeemable preferred stock	4,000	4,000
Redeemable common stock	38,125	36,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding at May 4, 2003 and November 3, 2002	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at May 4, 2003 and November 3, 2002	30	30
Additional paid-in capital	62,602	64,102
Retained earnings (deficit)	(133,680)	(133,956)
Accumulated foreign currency translation adjustment	(68)	—

Total stockholders' equity (deficit)	(71,116)	(69,824)

Total liabilities and stockholders' equity (deficit)	$74,784	$75,054

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 4, 2003	May 5, 2002	May 4, 2003	May 5, 2002
Net sales	$30,230	$31,862	$55,810	$59,427
Cost of sales	23,670	25,216	45,254	48,991

Gross profit	6,560	6,646	10,556	10,436
Operating expenses	2,622	3,266	5,155	6,915

Income from operations	3,938	3,380	5,401	3,521

Other income (expense):
Interest expense, net	(2,236)	(2,329)	(4,483)	(4,547)
Gain on extinguishment of debt	—	—	—	521
Equity in losses of SDI-Molan	(304)	—	(566)	—

Total other income (expense)	(2,540)	(2,329)	(5,049)	(4,026)

Income (loss) from continuing operations before income taxes	1,398	1,051	352	(505)
Income tax expense (benefit)	297	411	76	(420)

Income (loss) from continuing operations	1,101	640	276	(85)
Gain on sale of discontinued operations, net of taxes of $28	—	—	—	41

Net income (loss)	$1,101	$640	$276	$(44)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 4, 2003	May 5, 2002
Cash Flows From Operating Activities:
Net income (loss)	$276	$(44)
Gain on sale of discontinued operations	—	(41)

Inome (loss) from continuing operations	276	(85)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,583	5,003
Gain on extinguishment of debt	—	(521)
Equity in losses of SDI-Molan	566	—
Changes in assets and liabilities:
Accounts receivable and other assets	(1,395)	720
Inventories	(2,775)	1,821
Accounts payable and other liabilities	42	(2,581)
Income taxes payable	230	(497)
Other	(16)	—

Net cash provided by continuing operations	1,511	3,860
Net cash provided by discontinued operations	—	69

Net cash provided by operating activities	1,511	3,929

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(3,472)	(3,336)
Other	(405)	(198)

Net cash used in investing activities	(3,877)	(3,534)

Cash Flows From Financing Activities:
Repurchase of long-term debt	—	(293)
Repayment of long-term debt	(750)	(750)

Net cash used by financing activities	(750)	(1,043)

Net decrease in cash and cash equivalents	(3,116)	(648)
Cash and cash equivalents at beginning of year	4,852	1,341

Cash and cash equivalents at end of period	$1,736	$693

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,406	$4,572

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

 The Company formed a joint venture partnership, Special Devices-Molan GmbH & Co. KG ("SDI-Molan") in Germany in June 2001. SDI Germany GmbH ("SDI Germany"), a wholly owned German subsidiary, holds the Company's 50% interest in SDI-Molan. SDI Germany was established in 2001 for the purpose of holding the interest in the joint venture. SDI-Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators, and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan started operations in September 2002.

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

 As of May 4, 2003, the Company had net liabilities of $29.0 million. The Company's ability to pay the interest on, or to refinance debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. The Company had positive cash flow from continuing operations during the past two fiscal years.

2. Interim Financial Statements

 The accompanying unaudited interim consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended November 3, 2002. Operating results for the three month and six month periods ended May 4, 2003 are not necessarily indicative of the operating results for the full year.

 During 2002, the Company refined its allocation of overhead expenses to cost of sales. As a result of this change, cost of sales, gross profit and operating expenses have been reclassified for all prior periods presented. There was no impact on results of operations or financial position in any period. On

November 4, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations. Certain other prior year amounts have been reclassified to conform to the current year's presentation.

 The Company adopted the interim disclosure requirements of SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123" effective for the second quarter of fiscal 2003. At May 4, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	May 4, 2003	May 5, 2002	May 4, 2003	May 5, 2002
	(In thousands)		(In thousands)
Net income (loss), as reported	$1,101	$640	$276	$(44)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,198)	—	(1,198)	—

Pro forma net income (loss)	$(97)	$640	$(922)	$(44)

3. Recent Accounting Pronouncements

 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity". The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). The Company is required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. The Company's "mezzanine" equity does not meet the requirements of this statement and therefore the Company does not expect the adoption to have a material impact on the Company's results of operations or financial position.

 In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivatives and Hedging Activities". The changes in the statement are meant to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company is required to adopt the provisions of SFAS No. 149 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has only limited involvement in derivative financial instruments and does not hold or issue them for trading purposes. Foreign currency forward exchange contracts are selectively used to manage market risks related to changes in foreign exchange rates on transactions denominated in foreign currencies. There were no open contracts at May 4, 2003. The Company does not expect the adoption to have a material impact on the Company's results of operations or financial position.

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

4. Inventories

 Inventories consist of the following components:

	May 4, 2003	November 3, 2002
	(In thousands)
Raw materials and components	$4,203	$2,867
Work in process	1,157	995
Finished goods	4,876	3,599

Total inventories	$10,236	$7,461

5. Long-Term Debt

 The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On April 1, 2003, the Company elected the LIBOR Rate option for $3.0 million of the Term Loan for a contract term and rate of 4 months and 3.76% per annum, respectively. At May 4, 2003, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $2.5 million in letters of credit outstanding at May 4, 2003. The total amount available under the Revolver at May 4, 2003 was $11.6 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of May 4, 2003. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

 The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.6 million at May 4, 2003. SDI-Molan had bank loans outstanding in the amount of 5.5 million Euro or approximately $6.2 million at May 4, 2003.

 The following are the fair value and carrying amounts of long-term debt, including short-term borrowings:

	May 4, 2003	November 3, 2002
	(In thousands)
Fair value	$63,572	$45,188
Carrying amount	76,819	77,569

 The Company's borrowings under its Term Loan and Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes (the "Notes") issued in 1999 bearing interest at 11 3/8% per annum are traded occasionally in public markets.

6. Income Taxes

 For the six months ended May 4, 2003 and May 5, 2002, the Company had effective tax rates of 21% and 83%, respectively. The difference from the expected statutory rate results primarily from a valuation allowance provided against SDI Germany's losses in fiscal 2003 and a nontaxable gain on extinguishment of debt in fiscal 2002.

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

 In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At May 4, 2003, the Continuing Stockholders owned approximately 29.5% of the common equity of the

Company. The following table shows the effect the Recapitalization had on stockholders' equity (deficit) (dollars in thousands):

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

8. Related Party Transactions

 The Company made a working capital loan to SDI-Molan in August 2002 for $0.7 million. The balance outstanding at May 4, 2003 was $0.7 million. In addition, the Company has a receivable from SDI-Molan for expenses in the amount of $0.7 million at May 4, 2003.

9. Gain on Extinguishment of Debt

 In November 2001, the Company repurchased $0.8 million face value of Notes in the open market for $0.3 million resulting in a gain of $0.5 million.

10. Commitments and Contingencies

 Defense Criminal Investigative Service Investigation.    The Company's former Aerospace Division remains the subject of an investigation by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. SDI responded to a subpoena in 1999 and met recently with the government regarding the status of the investigation. The government has indicated that it no longer is focusing on the sealant issue, but believes SDI may have deviated from contractual requirements regarding other organic epoxy. The Company disputes the government's interpretation of the contracts as precluding the use of the epoxy in question and have submitted to the government an expert report to that effect. One potential consequence of civil proceedings or criminal charges, if filed, is the possibility that the Company would be suspended from future military and federal government sales, and if convicted, debarred from such sales for a period of time. This would not be expected to materially affect the Company's financial condition, results of operations or liquidity given the divestiture of our Aerospace Division, which was completed in 2001. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

 OSHA Investigation.    On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility and two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company appealed the citations, and the appeal was settled pursuant to a Settlement

Agreement under which the aggregate amount of fines was reduced to approximately $85,000, payable in quarterly installments commencing on December 5, 2002. Because the accident resulted in a serious injury, Cal-OSHA's Bureau of Investigation ("BOI") conducted its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. By letter dated May 14, 2003, BOI advised that this investigation had been completed and the criminal aspect of the case had been closed.

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

 CharTech Suit.    A lawsuit alleging that the Company willfully infringed two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company Iso Vac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. Mediation resulted in a binding settlement agreement, under which the Company will pay CharTech a fee of $1,250,000 for a non-exclusive license under the CharTech patent rights. The fee is payable in installments, with a total of $775,000 paid to date and the last installment payable on December 31, 2007. The pending lawsuit has been dismissed with prejudice pursuant to the terms of the settlement.

 Hermetic Seal Suit.    The Company is a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. pending in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claimed damages in excess of $2.3 million for breach of contract. The Company has reached an agreement in principle with the plaintiffs following a mediation, the terms of which will require the Company to make a payment of $530,000 in exchange for which plaintiffs will release the Company from certain known and unknown liabilities arising from any of their business dealings, including all liability the Company may have to the plaintiffs arising from the facts alleged in the lawsuit. The payment has been recorded as an expense in the statement of operations in the second quarter.

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

 Newhall Property.    The Company recently learned that it holds record title to approximately 156 acres in Newhall, California, including the property on which it conducted its operations prior to relocating to Moorpark in 1999. It had been management's understanding that title to the property was held by an entity affiliated with the Company's former owner, from which the Company leased the property from 1978 until 1999. The Company is currently investigating the status of ownership of the property and the potential effects, if any, of such status on the Company and its financial statements.

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

	Three Months Ended		Six Months Ended
	May 4, 2003	May 5, 2002	May 4, 2003	May 5, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.3%	79.1%	81.1%	82.4%

Gross profit	21.7%	20.9%	18.9%	17.6%
Operating expenses	8.7%	10.3%	9.2%	11.7%

Income from operations	13.0%	10.6%	9.7%	5.9%

Comparison of the Three Months Ended May 4, 2003 to the Three Months Ended May 5, 2002

Net Sales

 Consolidated net sales for the second quarter of 2003 were $30.2 million, compared to consolidated net sales of $31.9 million for the second quarter of 2002. While total units shipped increased by 7%, the decrease in net sales was primarily due to lower unit sales and prices on high value-added lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product.

Gross Profit

 Consolidated gross profit for the second quarter of 2003 was $6.6 million or 21.7% of consolidated net sales, compared to consolidated gross profit of $6.6 million or 20.9% of consolidated net sales for the second quarter of 2002. The improvement in gross margin is primarily due to productivity gains achieved through operating efficiencies.

Operating Expenses

 Consolidated operating expenses for the second quarter of 2003 were $2.4 million or 8.0% of consolidated net sales, compared with consolidated operating expenses of $3.3 million or 10.3% of consolidated net sales for the second quarter of 2002. The decrease was primarily due to lower accrued incentive bonus.

Other Income (Expense)

 We recorded $0.3 million in the second quarter of 2003 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan started operations in September 2002 and we anticipate net losses from its operations during the current fiscal year.

Comparison of the Six Months Ended May 4, 2003 to the Six Months Ended May 5, 2002

Net Sales

 Consolidated net sales for the six months ended May 4, 2003 were $55.8 million, compared to consolidated net sales of $59.4 million for the six months ended May 5, 2002. While total units shipped increased by 9%, the decrease in net sales was primarily due to lower unit sales and prices on high value-added lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product.

Gross Profit

 Consolidated gross profit for the six months ended May 4, 2003 was $10.6 million or 18.9% of consolidated net sales, compared to consolidated gross profit of $10.4 million or 17.6% of consolidated net sales for the six months ended May 5, 2002. The improvement in gross margin is primarily due to productivity gains achieved through operating efficiencies.

Operating Expenses

 Consolidated operating expenses for the six months ended May 4, 2003 were $5.0 million or 8.9% of consolidated net sales, compared with consolidated operating expenses of $6.9 million or 11.7% of consolidated net sales for the six months ended May 5, 2002. The decrease was primarily due to reduced legal expenses related to the CharTech Litigation (see Note 10 to the Consolidated Financial Statements in Part 1) and lower accrued incentive bonus.

Other Income (Expense)

 There were no gains on extinguishment of debt in the six months ended May 4, 2003 compared to a gain of $0.5 million in the six months ended May 5, 2002. We repurchased $0.8 million face value of Senior Subordinated Notes (the "Notes") issued in 1999 bearing interest of 11 3/8% per annum in the open market for $0.3 million.

 We recorded $0.6 million in the six months ended May 4, 2003 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan started operations in September 2002 and we anticipate net losses from its operations during the current fiscal year.

Liquidity and Capital Resources

 Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

 We entered into a five-year credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of our eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding.

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

 On April 1, 2003, the Company elected the LIBOR Rate option for $3.0 million of the Term Loan for a contract term and rate of 4 months and 3.76% per annum, respectively. As of May 4, 2003, we had no borrowings and $2.5 million in letters of credit outstanding under the Revolver. The total amount available under the Revolver at May 4, 2003 was $11.6 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly basis. As of May 4, 2003, we were in compliance with all such covenants.

 We have guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.6 million at May 4, 2003. SDI-Molan had bank loans outstanding in the amount of 5.5 million Euro or $6.2 million at May 4, 2003. SDI-Molan started operations in September 2002. We anticipate net losses from its operations for the current year.

 Continuing operations provided cash of $1.5 million and $3.9 million in the six months ended May 4, 2003 and May 5, 2002, respectively. The decrease in cash flow was primarily due to higher incentive bonus payments made in the first quarter of 2003. Capital expenditures, primarily for manufacturing equipment, were $3.5 million in the six months ended May 4, 2003 compared to $3.3 million in the six months ended May 5, 2002. We expect to spend approximately $5.0 to $6.0 million on capital expenditures, primarily for manufacturing equipment, during 2003, comparable to the $6.0 million spent in 2002. We will make the next semi-annual interest payment of $4.2 million on our Notes in June 2003. We expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

 As of May 4, 2003, we had net liabilities of $29.0 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past two fiscal years.

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

  4.
  Accruals for cleanup at formerly operated sites; and

  5.
  Other expense accruals such as for litigation.

General Business and Economic Conditions

 Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We believe that the airbag initiator market in the United States has become, and will for the foreseeable future remain, closely tied with the fluctuations of the automotive market. In particular, our third quarter is affected by the automotive industry shutdown for the model year changeover. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower cost standard products as replacements for higher cost prior generation lead wire products. The retail automotive market remains very competitive as the OEMs compete for market share. During calendar year 2002 and early 2003, automobile manufacturers have offered an array of incentives in an effort to sustain sales.

Accounting Developments

 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity". The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). We are required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. Our "mezzanine" equity does not meet the requirements of this statement and therefore we do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

 In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivatives and Hedging Activities". The changes in the statement are meant to result in more consistent reporting of contracts as either derivatives or hybrid instruments. We are required to adopt the provisions of SFAS No. 149 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. Foreign currency forward exchange contracts are selectively used to manage market risks related to changes in foreign exchange rates on transactions denominated in foreign currencies. There were no open contracts at May 4, 2003. We do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

 In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 148, "Accounting for Stock- Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We adopted the interim disclosure provisions of SFAS No. 148 for financial reports for the quarter ended May 4, 2003 (see Note 2 to the Consolidated Financial Statements in Part 1). As the adoption of this standard involves disclosures only, we do not expect a material impact on our results of operations, financial position or liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At May 4, 2003 we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Defense Criminal Investigative Service Investigation.    Our former Aerospace Division remains the subject of an investigation by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. SDI responded to a subpoena in 1999 and met recently with the government regarding the status of the investigation. The government has indicated that it no longer is focusing on the sealant issue, but believes SDI may have deviated from contractual requirements regarding other organic epoxy. We dispute the government's interpretation of the contracts as precluding the use of the epoxy in question and have submitted to the government an expert report to that effect. One potential consequence of civil proceedings or criminal charges, if filed, is the possibility that we would be suspended from future military and federal government sales, and if convicted, debarred from such sales for a period of time. This would not be expected to materially affect our financial condition, results of operations or liquidity given the divestiture of our Aerospace Division, which was completed in 2001. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

 OSHA Investigation.    On September 1, 2000, an accidental initiation incident occurred at our Moorpark facility and two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. We appealed the citations, and the appeal was settled pursuant to a Settlement Agreement under which the aggregate amount of fines was reduced to approximately $85,000, payable in quarterly installments commencing on December 5, 2002. Because the accident resulted in a serious injury, Cal-OSHA's Bureau of Investigation conducted its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. By letter dated May 14, 2003, BOI advised that this investigation had been completed and the criminal aspect of the case had been closed.

 CharTech Suit.    A lawsuit alleging that SDI willfully infringed two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. We answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company Iso Vac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. Mediation resulted in a binding settlement agreement, under which we will pay CharTech a fee of $1,250,000 for a non-exclusive license under the CharTech patent rights. The fee is payable in installments, with a total of $775,000 paid to date and the last installment payable on December 31, 2007. The pending lawsuit has been dismissed with prejudice pursuant to the terms of the settlement.

 Hermetic Seal Suit.    We are a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. pending in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claimed damages in excess of $2.3 million for breach of contract. We have reached an agreement in principle with the plaintiffs following a mediation, the terms of which will require us to make a payment of $530,000 in exchange for which plaintiffs will release us from certain known and unknown liabilities arising from any of their business dealings, including all liability we may have to the plaintiffs arising from the facts alleged in the lawsuit. The payment has been recorded as an expense in the statement of operations in the second quarter.

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
10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.).
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
10.45	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 17, 2002.
10.46	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated October 23, 2002.
10.47	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated March 28, 2003.
10.48	Consent and First Amendment to Loan Documents between the Company and Wells Fargo Foothill, Inc. dated April 16, 2003.
10.49	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 13, 2003.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(o)	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.

99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

SPECIAL DEVICES, INCORPORATED
Dated: June 13, 2003	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: June 13, 2003	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

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
Dated: June 13, 2003	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)

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
Dated: June 13, 2003	/s/ JAMES E. REEDER Vice President Finance (Principal Financial and Accounting Officer)

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS