Form 10-Q
period 2003-08-03
SPECIAL DEVICES INC /DE
filed 2003-09-12
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 3, 2003

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

Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of September 11, 2003, the number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 3, 2003	November 3, 2002
ASSETS
Current assets:
Cash and cash equivalents	$499	$4,852
Accounts receivable, net of allowances of $500 at August 3, 2003 and $339 at November 3, 2002	11,652	12,700
Inventories	9,123	7,461
Prepaid expenses and other current assets	4,716	4,773
Deferred tax assets	2,438	2,438

Total current assets	28,428	32,224

Property, plant and equipment, at cost:
Machinery and equipment	87,684	84,626
Construction in progress	6,212	5,030
Furniture, fixtures and computer equipment	5,944	5,706
Other	410	296

Gross property, plant and equipment	100,250	95,658
Less accumulated depreciation and amortization	(69,773)	(63,502)

Net property, plant and equipment	30,477	32,156
Other assets, net of accumulated amortization	10,396	10,674

Total assets	$69,301	$75,054

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,348	$7,756
Accrued liabilities	7,487	10,355
Accrued interest	1,128	3,255
Current portion of long-term debt	1,000	1,000

Total current liabilities	17,963	22,366
Other liabilities	5,318	5,318
Long-term debt, net of current portion	75,545	76,569

Total liabilities	98,826	104,253

Commitments and contingencies (Note 10)
Redeemable preferred stock	4,000	4,000
Redeemable common stock	38,875	36,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding at August 3, 2003 and November 3, 2002	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at August 3, 2003 and November 3, 2002	30	30
Additional paid-in capital	61,852	64,102
Retained earnings (deficit)	(134,238)	(133,956)
Accumulated foreign currency translation adjustment	(44)	—

Total stockholders' equity (deficit)	(72,400)	(69,824)

Total liabilities and stockholders' equity (deficit)	$69,301	$75,054

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
Net sales	$26,962	$29,477	$82,772	$88,904
Cost of sales	21,805	23,761	67,059	72,752

Gross profit	5,157	5,716	15,713	16,152
Operating expenses	3,349	3,355	8,504	10,270

Income from operations	1,808	2,361	7,209	5,882

Other income (expense):
Interest expense, net	(2,164)	(2,263)	(6,647)	(6,810)
Gain on extinguishment of debt	—	—	—	521
Equity in losses of SDI-Molan	(355)	—	(921)	—

Total other expense	(2,519)	(2,263)	(7,568)	(6,289)

Income (loss) from continuing operations before income taxes	(711)	98	(359)	(407)
Income tax expense (benefit)	(153)	49	(77)	(371)

Income (loss) from continuing operations	(558)	49	(282)	(36)
Loss on sale of discontinued operations, net of tax benefit of $(126) and $(98), respectively	—	(188)	—	(147)

Net loss	$(558)	$(139)	$(282)	$(183)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 3, 2003	August 4, 2002
Cash Flows From Operating Activities:
Net loss	$(282)	$(183)
Loss on sale of discontinued operations	—	147

Loss from continuing operations	(282)	(36)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,965	7,517
Gain on extinguishment of debt	—	(521)
Equity in losses of SDI-Molan	921	—
Deferred income taxes	—	1,873
Changes in assets and liabilities:
Accounts receivable and other assets	465	3,068
Inventories	(1,662)	1,588
Accounts payable and other liabilities	(4,584)	(4,279)
Income taxes payable	181	(2,218)
Other	22	—

Net cash provided by continuing operations	2,026	6,992
Net cash provided by discontinued operations	—	69

Net cash provided by operating activities	2,026	7,061

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(4,831)	(4,717)
Investment in SDI-Molan	(549)	(973)
Other	25	(870)

Net cash used in investing activities	(5,355)	(6,560)

Cash Flows From Financing Activities:
Repurchase of long-term debt	—	(293)
Repayment of long-term debt	(1,024)	(1,025)

Net cash used in financing activities	(1,024)	(1,318)

Net decrease in cash and cash equivalents	(4,353)	(817)
Cash and cash equivalents at beginning of year	4,852	1,341

Cash and cash equivalents at end of period	$499	$524

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,683	$8,858

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

As of August 3, 2003, the Company had net liabilities of $29.5 million. The Company's ability to pay the interest on, or to refinance debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. The Company had positive cash flow from continuing operations during the past two fiscal years and the nine months ended August 3, 2003.

2. Interim Financial Statements

The accompanying unaudited interim consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended November 3, 2002. Operating results for the three month and nine month periods ended August 3, 2003 are not necessarily indicative of the operating results for the full year.

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

The Company adopted the interim disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123" effective for the second quarter of fiscal 2003. At August 3, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost has been recorded, as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
	(In thousands)		(In thousands)
Net loss, as reported	$(558)	$(139)	$(282)	$(183)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	—	(1,206)	—

Pro forma net loss	$(566)	$(139)	$(1,488)	$(183)

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivatives and Hedging Activities". The changes in the statement are meant to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company is required to adopt the provisions of SFAS No. 149 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has only limited involvement in derivative financial instruments and does not hold or issue them for trading purposes. Foreign currency forward exchange contracts are selectively used to manage market risks related to changes in foreign exchange rates on transactions denominated in foreign currencies. There were no open contracts at August 3, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is "planned". The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and does not expect the adoption of this standard to have a material impact on the Company's results of operations or financial position.

4. Inventories

Inventories consist of the following components:

	August 3, 2003	November 3, 2002
	(In thousands)
Raw materials and components	$3,602	$2,867
Work in process	1,359	995
Finished goods	4,162	3,599

Total inventories	$9,123	$7,461

5. Long-Term Debt

The Company entered into a five-year credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On August 1, 2003, the Company elected the LIBOR Rate option for the balance of the Term Loan for a contract term and rate of 3 months and 3.62% per annum, respectively. At August 3, 2003, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $1.9 million in letters of credit outstanding at August 3, 2003. The total amount available under the Revolver at August 3, 2003 was $10.7 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of August 3, 2003. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.6 million at August 3, 2003. SDI-Molan had bank loans outstanding in the amount of 3.5 million Euro or approximately $3.9 million at August 3, 2003.

The following are the fair value and carrying amounts of long-term debt, including short-term borrowings:

	August 3, 2003	November 3, 2002
	(In thousands)
Fair value	$69,186	$45,188
Carrying amount	76,545	77,569

The Company's borrowings under its Term Loan and Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes (the "Notes") issued in 1999 bearing interest at 11 3/8% per annum are traded occasionally in public markets.

6. Income Taxes

For the nine months ended August 3, 2003 and August 4, 2002, the Company had effective tax rates of 21% and 91%, respectively. The difference from the expected statutory rate results primarily from a valuation allowance provided against SDI Germany's losses in fiscal 2003 and a nontaxable gain on extinguishment of debt in fiscal 2002.

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

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At August 3, 2003, the Continuing Stockholders owned approximately 29.5% of the common equity of the

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

8. Related Party Transactions

The Company made a working capital loan to SDI-Molan in August 2002 for $0.7 million. The balance outstanding at August 3, 2003 was $0.7 million. In addition, the Company has a receivable from SDI-Molan for expenses in the amount of $0.9 million at August 3, 2003.

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

Hermetic Seal Suit.    The Company was a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claimed damages in excess of $2.3 million for breach of contract. The Company reached a settlement with the plaintiffs following a mediation, the terms of which required the Company to make a payment of $530,000 in exchange for which plaintiffs released the Company from certain known and unknown liabilities arising from any of their business dealings, including all liability to the plaintiffs arising from the facts alleged in the lawsuit. The payment was recorded as an expense in the statement of operations in the second quarter, and the lawsuit has been dismissed with prejudice pursuant to the terms of the settlement.

Selleck Suit.    The Company is a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint, served in September 2002, alleged breach of contract, fraud and deceit, negligent misrepresentation, and injunctive and declaratory relief, and seeks damages in excess of $1 million relating to the Plaintiff's purchase from the Company of certain real estate located in Moorpark, California. An amended complaint served in January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic advantage. The Company also successfully challenged the negligent interference claim, which was withdrawn in a further amended complaint filed in July 2003. The Company is vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

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

	Three Months Ended		Nine Months Ended
	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.9%	80.6%	81.0%	81.8%

Gross profit	19.1%	19.4%	19.0%	18.2%
Operating expenses	12.4%	11.4%	10.3%	11.6%

Income from operations	6.7%	8.0%	8.7%	6.6%

Comparison of the Three Months Ended August 3, 2003 to the Three Months Ended August 4, 2002

Net Sales

Consolidated net sales for the third quarter of 2003 were $27.0 million, compared to consolidated net sales of $29.5 million for the third quarter of 2002. While total units shipped increased by 8%, the decrease in net sales was primarily due to lower unit sales and lower prices on high value-added lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product.

Gross Profit

Consolidated gross profit for the third quarter of 2003 was $5.2 million or 19.1% of consolidated net sales, compared to consolidated gross profit of $5.7 million or 19.4% of consolidated net sales for the third quarter of 2002.

Operating Expenses

Consolidated operating expenses for the third quarter of 2003 were $3.3 million or 12.4% of consolidated net sales, compared with consolidated operating expenses of $3.4 million or 11.4% of consolidated net sales for the third quarter of 2002. While operating expense dollars decreased slightly, operating expenses as a percentage of consolidated net sales increased slightly due to the decrease in sales.

Other Income (Expense)

We recorded $0.4 million in the third quarter of 2003 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan started operations in September 2002 and we anticipate net losses from its operations during the current fiscal year.

Comparison of the Nine Months Ended August 3, 2003 to the Nine Months Ended August 4, 2002

Net Sales

Consolidated net sales for the nine months ended August 3, 2003 were $82.8 million, compared to consolidated net sales of $88.9 million for the nine months ended August 4, 2002. While total units shipped increased by 8%, the decrease in net sales was primarily due to lower unit sales and lower prices on high value-added lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product.

Gross Profit

Consolidated gross profit for the nine months ended August 3, 2003 was $15.7 million or 19.0% of consolidated net sales, compared to consolidated gross profit of $16.2 million or 18.2% of consolidated net sales for the nine months ended August 4, 2002. The improvement in gross margin is primarily due to productivity gains achieved through operating efficiencies.

Operating Expenses

Consolidated operating expenses for the nine months ended August 3, 2003 were $8.5 million or 10.3% of consolidated net sales, compared with consolidated operating expenses of $10.3 million or 11.6% of consolidated net sales for the nine months ended August 4, 2002. The decrease was primarily due to reduced legal expenses related to the CharTech Litigation (see our Quarterly Report on Form 10-Q for the quarter ending May 4, 2003) and lower accrued incentive bonus.

Other Income (Expense)

There were no gains on extinguishment of debt in the nine months ended August 3, 2003 compared to a gain of $0.5 million in the nine months ended August 4, 2002. We repurchased $0.8 million face value of Senior Subordinated Notes (the "Notes") issued in 1999 bearing interest of 11 3/8% per annum in the open market for $0.3 million.

We recorded $0.9 million in the nine months ended August 3, 2003 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan started operations in September 2002 and we anticipate net losses from its operations during the current fiscal year.

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

On August 1, 2003, the Company elected the LIBOR Rate option for the balance of the Term Loan for a contract term and rate of 3 months and 3.62% per annum, respectively. As of August 3, 2003, we had no borrowings and $1.9 million in letters of credit outstanding under the Revolver. The total amount available under the Revolver at August 3, 2003 was $10.7 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly basis. As of August 3, 2003, we were in compliance with all such covenants.

We have guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.6 million at August 3, 2003. SDI-Molan had bank loans outstanding in the amount of 3.5 million Euro or $3.9 million at August 3, 2003. SDI-Molan started operations in September 2002. We anticipate net losses from its operations for the current year.

Continuing operations provided cash of $2.0 million and $7.1 million in the nine months ended August 3, 2003 and August 4, 2002, respectively. The decrease in cash flow was primarily due to higher inventory levels and lower collections on accounts receivable due to lower consolidated net sales in 2003 compared to 2002. Capital expenditures, primarily for manufacturing equipment, were $4.8 million in the nine months ended August 3, 2003 compared to $4.7 million in the nine months ended August 4, 2002. We expect to spend approximately $6.0 to $7.0 million on capital expenditures, primarily for manufacturing equipment, during 2003. We will make the next semi-annual interest payment of $4.2 million on our Notes in December 2003. We expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

As of August 3, 2003, we had net liabilities of $29.5 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past two fiscal years and the nine months ended August 3, 2003.

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

Accounting Developments

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity". The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). We are required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. Our "mezzanine" equity does not meet the requirements of this statement and therefore we do not expect the adoption to have a material impact on our results of operations, financial position or liquidity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivatives and Hedging Activities". The changes in the statement are meant to result in more consistent reporting of contracts as either derivatives or hybrid instruments. We are required to adopt the provisions of SFAS No. 149 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. Foreign currency forward exchange contracts are selectively used to manage market risks related to changes in foreign exchange rates on transactions denominated in foreign currencies. There were no open contracts at August 3, 2003. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or liquidity.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We adopted the interim disclosure provisions of SFAS No. 148 for financial reports for the quarter ended May 4, 2003 (see Note 2 to the Consolidated Financial Statements in Part 1). As the adoption of this standard involved disclosures only, there was no material impact on our results of operations, financial position or liquidity.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is "planned". We are required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and do not expect the adoption of this standard to have a material impact on our results of operations, financial position or liquidity.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report on Form 10-Q contains certain forward-looking statements and information within the meaning of the Private Litigation Reform Act of 1995. These forward-looking statements and the information relating to our business are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At August 3, 2003 we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Vice President Finance of Special Devices, Incorporated (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Vice President Finance, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Hermetic Seal Suit.    We were a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claimed damages in excess of $2.3 million for breach of contract. We reached a settlement with the plaintiffs following a mediation, the terms of which required us to make a payment of $530,000 in exchange for which plaintiffs released us from certain known and unknown liabilities arising from any of their business dealings, including all liability to the plaintiffs arising from the facts alleged in the lawsuit. The payment was recorded as an expense in the statement of operations in the second quarter and the lawsuit was dismissed with prejudice pursuant to the terms of the settlement.

Selleck Suit.    We are a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint, served in September 2002, alleged breach of contract, fraud and deceit, negligent misrepresentation, and injunctive and declaratory relief, and seeks damages in excess of $1 million relating to the Plaintiff's purchase from SDI of certain real estate located in Moorpark, California. An amended complaint served in January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic advantage. We also successfully challenged the negligent interference claim, which was withdrawn in a further amended complaint filed in July 2003. We are vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

For other legal proceedings, see our Annual Report on Form 10-K for the year ended November 3, 2002 and our Quarterly Report on Form 10-Q for the quarter ending May 4, 2003.

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
10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.).
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
10.45(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 17, 2002.
10.46(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated October 23, 2002.
10.47(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated March 28, 2003.
10.48(p)	Consent and First Amendment to Loan Documents between the Company and Wells Fargo Foothill, Inc. dated April 16, 2003.
10.49(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 13, 2003.
10.50	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 24, 2003.
10.51	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 29, 2003.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(o)	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.

99.7(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

(p)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2003 and incorporated herein by reference.

(b)   REPORTS ON FORM 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED
Dated: September 11, 2003	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: September 11, 2003	/s/ JAMES E. REEDER Vice President Finance (Principal Financial Officer)

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