Form 10-K
period 2003-11-02
SPECIAL DEVICES INC /DE
filed 2004-02-02
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: November 2, 2003

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

None

Indicate by check mark whether the Registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

The registrant's common stock is not listed or traded on any exchange or market.

As of January 23, 2004, the number of outstanding shares of the Registrant's common stock was 3,712,764.

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

PART I

ITEM 1. BUSINESS

In this report, the "Company," "SDI", "we," "us" and "our" refer to Special Devices, Incorporated unless the context requires otherwise. We changed our fiscal year in 2002 from October 31 to the 52 or 53-week period ending the Sunday closest to the last day of October. Unless otherwise noted, all references to years, such as "during 2003", mean our fiscal year.

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

During the 1980s, increased defense spending and a broadening of our product lines allowed us to become a leading manufacturer of high-reliability initiators for weapons systems and safe-and-arm and arm-fire devices. By the end of the 1980s, the decline of the Cold War and rising budget deficits were placing downward pressure on defense spending. At the same time Congress passed legislation mandating the increased use of airbags in passenger cars, and automotive OEMs were beginning to market the superior safety of cars equipped with airbags. As a result, we decided to maintain our aerospace business and aggressively penetrate the automotive market. In 1989, we signed a five-year contract to supply initiators to TRW, Inc., one of the leading manufacturers of automotive airbags. Through the 1990s, we gained additional airbag customers and established our position as a leading supplier of initiators and pyrotechnic devices to the world automotive and aerospace markets.

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

We formed a joint venture partnership, Special Devices-Molan GmbH & Co. KG ("SDI-Molan"), in Germany in June 2001. SDI-Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan began operations in September 2002 and is currently ramping up production on its MGG and Global Standard Initiator ("GSI") lines.

In June 2002, we incorporated Special Devices Japan Kabushiki Kaisha ("SDI Japan") in Japan and SDI Japan began operations as a sales office in 2003. We previously distributed our products in Japan through an agent. In November 2002, we formed Special Devices (Thailand) Co., Ltd ("SD Thailand") in Thailand. SD Thailand is leasing a production ready facility in Thailand and shipped qualifying products in the second half of 2003. Commercial production is expected to scale up in 2004.

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

In response to concerns over injuries caused by airbag deployment for out-of-position occupants (primarily children and infants), research is ongoing to develop advanced or "smart" airbag systems. The first generation of these systems, which deploys an airbag at lower forces, has been introduced. The next generation systems will have the ability to detect weight and position of the occupant. Most of these new systems have "dual chambers," each of which requires an initiator. The NHTSA Reauthorization Act of 1998 mandates the issuance of a final rule for advanced airbags. The advanced airbags are required in some new passenger cars and light trucks beginning in September 2002 and in all new cars and light trucks beginning in September 2005.

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower cost standard products as replacements for higher cost legacy lead wire products. See "Products" for a discussion of these products. The retail automotive market remains very competitive as the OEMs compete for market share. Automobile manufacturers continue to offer an array of incentives in an effort to sustain sales.

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

We currently produce three primary families of pyrotechnics for automotive safety systems delivered to both domestic and foreign manufacturers of airbag inflators and seat belt pretensioners; standard ("squib"), leadwire and MGG type. Within these families a wide variety of configurations are offered with more than thirty-six different propellant options with multiple physical configurations to meet specific customer requirements. In the North American market, leadwire products are legacy programs in declining demand. Leadwire product differs from standard product in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value added features, depending on the customer need, differentiates a leadwire or value added product from a standard product. We have a variety of other initiator products that are currently in the qualification process including the Global Standard Initiator and the Global Gas Generator. In order to maintain our leadership position in the industry, we are in the process of developing "smart" initiator technologies that will be used in new, integrated occupant protection systems.

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

Customers

Currently, the major North American manufacturers of airbag inflators are Autoliv ASP Incorporated ("Autoliv"), TRW, BAICO (owned by Atlantic Research Corporation ("ARC")), Key Safety Systems (formerly Breed Technologies) and Inflation Systems Incorporated ("ISI") (owned by Takata), each of whom incorporates our initiators in certain of its airbag systems or sub-systems. Other companies have indicated that they may enter the North American automotive airbag market and reportedly are working on the development of airbag systems. None of the current manufacturers produces all of the components of an airbag system although Autoliv has pursued a vertical integration strategy. Most components of the system are purchased from suppliers like us, and the manufacturers concentrate on the design, assembly, testing and qualification of the airbag systems.

The major non-U.S. manufacturers of inflators to whom we sell our products to are TRW (Europe), Autoliv (Europe), Takata-Petri (Europe), Daicel Chemical Industries (Japan), Autoliv Nichiyu (Japan), NSK (Japan) (owned by Autoliv) and Takata (Japan).

Customers providing more than 10% of our net sales for the year ended November 2, 2003 include Autoliv (32.1%), TRW (28.0%) and ARC (16.7%). The loss of any of these customers would have a material adverse effect on our results of operations, financial position and liquidity.

Backlog

The majority of our sales are achieved under long-term agreements specifying minimum customer requirements to be supplied by us during the term of the agreements. All of our long-term agreements include a clause under which either party can request modifications due to market conditions. Purchase order releases are updated weekly by each customer and include "firm" shipping requirements for the next 8 to 16 weeks. We do not reflect an order in backlog until we have received a purchase order from a customer that specifies the quantity ordered and the delivery dates required. Since these orders are generally shipped within 12 to 16 weeks of receipt of the order, the amount of "firm" backlog at any given time is not indicative of sales levels expected to be achieved over the next twelve-month period.

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

For new programs, we generally receive a request for quote from our customers. Our program management handles high volume production quotes, spot buys and prototype production quotes. We respond to customer inquiries with price quotes, configuration confirmation and prospective shipping dates. Lot acceptance testing results are available upon request for confirmed orders. When customers supply specific performance parameters, performance data are also supplied to customers.

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

Quality Control.    Each type of initiator we manufacture must qualify for use by passing numerous tests established by the automobile OEM and airbag system manufacturers. The initial test phase is design validation, which is intended to demonstrate that the design of the initiator is capable of performing the required function within the stated specifications. The second test phase is product validation, which is intended to demonstrate that we have the management, personnel, equipment and facilities to manufacture the initiator in production quantities to design specifications. The design validation and product validation qualification phases must be repeated for each new initiator design. The product validation qualification phase must also be repeated for each facility at which initiators are produced. These initial qualification procedures are very costly and time consuming. The product validation qualification phase, for example, requires a supplier to have in place its management, personnel, equipment and facilities prior to the time they would otherwise be required for production.

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

Government Regulation

As a former contractor and subcontractor of the U.S. Government, we are subject to various laws and regulations more restrictive than those applicable to non-government contractors. We are subject to periodic audits to confirm compliance with these laws. Violations can result in civil and/or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or contract renewals. As of the date hereof, we know of one pending inquiry regarding compliance with laws pertaining to government contracts held by our former Aerospace Division. See "Item 3. Legal Proceedings."

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

Employees

At November 2, 2003, we had approximately 310 full-time employees in Moorpark, California and approximately 311 full-time employees in Mesa, Arizona. None of our employees are represented by a collective bargaining unit. We consider our relationship with our employees to be good.

Intellectual Property

In November 1990, we entered into the DBS License Agreement ("DBS Agreement") pursuant to which we granted Davey Bickford Smith ("DBS") a license to:

  •
  use all patented and non-patented technical information, know-how, data, systems, programs and specifications (collectively, "the Technology") used in the manufacture of initiators or incorporated in initiators (whether such Technology is owned by us or developed by us subsequently), and

  •
  distribute initiators using the Technology worldwide, provided that DBS may not sell such initiators to TRW or its affiliates in the United States.

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

Research and Development

Our research and development department's expense was $1.1 million, $2.1 million and $1.5 million in 2003, 2002 and 2001, respectively.

ITEM 2. PROPERTIES

Our corporate headquarters are located in the City of Moorpark, in Ventura County, north of Los Angeles. The Moorpark facility, which was completed during 1999, consists of six buildings that cover approximately 170,000 square feet. This facility is located on approximately 220 acres of land.

We have an additional facility in Mesa, Arizona on approximately 21 acres of land. The Mesa facility consists of eight buildings aggregating approximately 60,000 square feet including two warehouses aggregating approximately 12,000 square feet.

In June 2001, we completed the sale and leaseback of our facilities in Moorpark, California and Mesa, Arizona. The lease provides for an initial term of twenty years with options to extend for two ten-year terms and initial annual rent of $3.9 million with yearly rent escalations beginning in 2003 based on the Consumer Price Index.

ITEM 3. LEGAL PROCEEDINGS

Defense Criminal Investigative Service Investigation.    Our former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, U.S. Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. We responded to a subpoena in 1999, and have met recently with the government regarding the status of the investigation. The government initially indicated that it no longer was focusing on the organic sealant issue, but believed SDI may have deviated from contractual requirements regarding other organic epoxy. We disputed the government's interpretation of the contracts as precluding the use of the epoxy in question and submitted an expert report to that effect. The government responded by reasserting the sealant issue, this time asserting that the sealant may have inhibited the curing of the epoxy, an allegation not previously raised. We are responding to the latest allegation but have preliminarily concluded that certain assumptions underlying the allegation as presented are erroneous. One potential consequence of civil proceedings, if filed, is the possibility that we would be suspended from future military and federal government sales, and if found liable, debarred from such sales for a period of time. This would not be expected to materially affect our financial condition, results of operations or liquidity given the divestiture of our Aerospace Division, which was completed in 2001. It could, however, affect our ability to reenter the aerospace market when certain noncompete agreements expire in 2004. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the five years in the period ended November 2, 2003. The financial data is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere herein and Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

We sold our wholly owned subsidiary, Scot, on September 21, 2000 and the net assets comprising our remaining Aerospace operations on May 11, 2001. The results of operations, the gain on sale of Scot and the net assets of the Aerospace Division have been reclassified to Discontinued Operations for all prior periods presented.

	For the Years Ended
			October 31
	November 2 2003	November 3 2002
			2001	2000	1999
	(In thousands)
Statement of Operations Data:
Net sales	$112,908	$120,254	$122,917	$131,970	$124,552
Gross profit	21,385	21,472	13,191	12,143	13,998
Operating expenses	11,426	13,893	14,394	9,210	11,379
Environmental and other investigation costs	—	—	1,752	2,067	11,117
Interest expense, net	(8,621)	(8,886)	(13,049)	(17,144)	(13,782)
Gain on extinguishment of debt(a)	—	521	9,416	—	—
Equity in losses of SDI-Molan	(1,394)	(176)	—	—	—
Gain (loss) on disposal of assets	—	—	(6,360)	58	4
Income (loss) from continuing operations	516	(640)	(3,554)	(9,472)	(24,815)
Income from discontinued operations, net of tax	—	—	1,062	3,495	4,549
Gain (loss) on sale of discontinued operations, net of tax	247	(172)	13,994	24,396	—
Net income (loss)	763	(812)	11,502	18,419	(20,266)
Balance Sheet Data:
Total assets	$70,378	$75,054	$80,265	$137,843	$148,128
Long-term debt, less current portion	75,545	76,569	78,430	125,618	168,600
Redeemable preferred stock	4,000	4,000	4,000	—	—

(a)
On November 4, 2002, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations for all prior periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere in this report. We sold the net assets comprising our remaining Aerospace operations on May 11, 2001. The results of operations and the gain on sale of the net assets of the Aerospace Division have been reclassified to Discontinued Operations for all prior periods presented. On November 4, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations for all prior periods presented. There was no impact on net income (loss) in any period.

Results of Operations

The following table is derived from our Consolidated Statements of Operations and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	For The Years Ended
	November 2 2003	November 3 2002	October 31 2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.1%	82.1%	89.3%

Gross profit	18.9%	17.9%	10.7%
Operating expenses	10.1%	11.6%	11.7%
Environmental and other investigation costs	—%	—%	1.4%

Income (loss) from operations	8.8%	6.3%	(2.4)%

2003 Compared to 2002

Net Sales

Consolidated net sales for 2003 were $112.9 million, compared to consolidated net sales of $120.3 million for 2002. While total units shipped increased by 9%, the decrease in net sales was primarily due to lower unit sales and lower prices on high value-added lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product. These leadwire products are generally legacy programs that our customers may seek to replace with lower priced standard initiators.

Gross Profit

Consolidated gross profit for 2003 was $21.4 million or 18.9% of consolidated net sales, compared to consolidated gross profit of $21.5 million or 17.9% of consolidated net sales for 2002. The improvement in gross margin is primarily due to productivity gains achieved through operating efficiencies. We continue to make improvements in our manufacturing process that allow us to produce more units with the same or less labor required. In addition, we investigate and implement innovations that may serve to reduce the cost of production through improved equipment utilization rates and supplier negotiations.

Operating Expenses

Consolidated operating expenses for 2003 were $11.4 million or 10.1% of consolidated net sales, compared with consolidated operating expenses of $13.9 million or 11.6% of consolidated net sales for 2002 (excluding expenses for environmental and other investigation costs in both years). The decrease was primarily due to lower accrued incentive bonuses in 2003 compared to 2002.

Other Expense

We recorded $1.4 million in 2003 and $0.2 million in 2002 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan began operations in September 2002 and is currently ramping up production on its MGG and GSI lines. We expect to reduce the loss in 2004 as shipments to customers increase. However, increased customer shipments may be sensitive to the Euro/U.S. dollar exchange rate and production capacity (we are using new GSI technology).

2002 Compared to 2001

Net Sales

Consolidated net sales for 2002 were $120.3 million, compared to consolidated net sales of $122.9 million for 2001. While total units shipped increased by 11%, the decrease in net sales was primarily due to lower unit sales and lower prices on high value-added lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product. These leadwire products are generally legacy programs that our customers may seek to replace with lower priced standard initiators.

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

Expenses and Other Investigation Costs

There were no expenses related to environmental and government investigations in 2002, compared with $1.8 million of such expenses in 2001. The expenses in 2001 included $1.0 million related to the settlement of the Cal-OSHA Hollister investigation and $0.8 million related to our former Newhall, California facility.

Other Expense

Interest expense was $9.5 million for 2002, a $4.5 million decrease compared with interest expense of $14.0 million for 2001. The decrease was primarily due to a reduction in outstanding debt. Average debt outstanding was $79.0 million in 2002, compared with $120.4 million in 2001. We used the net proceeds from the Aerospace Sale and the Real Estate Transaction to repay borrowings under our prior credit facility and to retire a portion of our Senior Subordinated Notes ("Notes").

We recorded gains on extinguishment of debt of $0.5 million and $9.4 million in 2002 and 2001, respectively. These gains were reclassified to income from continuing operations from extraordinary gains. See Item 6, Note (a). In 2002, we repurchased $0.8 million face value of Notes in the open market for $0.3 million resulting in a gain of $0.5 million. In 2001, we repurchased $25.6 million face value of Notes in the open market for $13.4 million resulting in a gain of $11.5 million, net of the write off of $0.7 million in related prepaid financing fees. This $11.5 million gain was partially offset by the write off of an additional $2.1 million in prepaid financing fees in connection with the termination of our prior credit facility.

We recorded $0.2 million in 2002 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan started operations in September 2002.

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

As of November 2, 2003, we had no borrowings and $1.9 million of letters of credit outstanding under the Revolver. The total amount available under the Revolver at November 2, 2003 was $11.2 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly and annual basis. As of November 2, 2003, we were in compliance with all such covenants.

Continuing operations provided cash of $8.7 million and $11.4 million in 2003 and 2002, respectively. The decrease was primarily due to a significant reduction in inventory levels in 2002. Capital expenditures, primarily for manufacturing equipment, were $6.3 million in 2003 and $6.0 million in 2002. We expect to spend approximately $4.0 million to $5.0 million on capital expenditures, primarily for manufacturing equipment, during fiscal 2004. We will fund these purchases with cash from operations and borrowings under the Revolver. We made a semiannual interest payment of $4.2 million on our Notes in December 2003 and paid bonuses of $0.5 million in January 2004. We made the aforementioned payments with cash from operations.

Our working capital was $11.2 million at November 2, 2003, compared with working capital of $9.9 million at November 3, 2002. The increase of $1.3 million was primarily due to lower accrued incentive bonuses.

As of November 2, 2003, we had net liabilities of $28.4 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past three years.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of November 2, 2003 (amounts in millions):

Contractual Obligations	Total	2004	2005	2006	2007	After 2007
Term loan	$2.7	$0.7	$1.0	$1.0	$—	$—
Notes	73.6	—	—	—	—	73.6
Operating leases	69.8	4.1	4.1	4.1	4.1	53.4

Total contractual cash obligations	$146.1	$4.8	$5.1	$5.1	$4.1	$127.0

Other Commercial Commitments	Total	2004	2005	2006	2007	After 2007
Guarantees(1)	$2.0	$—	$—	$—	$—	$2.0
Standby letters of credit	1.9	0.6	—	1.3	—	—

Total commercial commitments	$3.9	$0.6	$—	$1.3	$—	$2.0

(1)
Consists of our guarantee of 50% of the outstanding bank debt of SDI-Molan at November 2, 2003.

Off-Balance Sheet Arrangements

We have guaranteed bank loans made to SDI-Molan, our German joint venture, under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.4 million Euro or $4.0 million at November 2, 2003. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.7 million at November 2, 2003. See Note 5 to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management's Discussion and Analysis of Financial Condition and Results of Operations. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results reported in future periods may be based upon amounts that differ from those estimates. The following represent what we believe are the critical accounting policies most affected by significant management estimates and judgments:

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. Accounts receivable are reported net of the allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers. The Company believes the level of the allowance for bad debts is reasonable based on past experience. However, the credit loss rate can be impacted by adverse changes in the automotive industry, or changes in the liquidity or financial position of our customers which would affect the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected.

Inventory Reserves

We review our inventory for specific usage and future utility. Estimates for impairment of inventory are recorded as reserves to reduce the items to the lower of cost or market.

Contingencies

We account for contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for loss contingencies are adequate.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, which may be significant, may be made as more information becomes available or as circumstances change.

Revenue Recognition

The Automotive Products Division manufactures products to customer specifications under standard purchase orders. Sales are primarily recognized when products are shipped. The Aerospace Division, the sale of which was completed in 2001, manufactured products under fixed price, long-term contracts directly for the U.S. Department of Defense, its prime contractors and subcontractors, and commercial companies. The contracts varied in length, but generally were completed within 12 to 24 months. Sales under production contracts were generally recognized as units were shipped or, in some cases, when accepted by the customer; sales under significant engineering contracts or long-term production contracts were recognized under the percentage of completion method.

Income Taxes

Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.

Deferred tax expense is the result of changes in the deferred tax asset or liability. If necessary, valuation allowances are established to reduce deferred tax assets to their expected realizable values.

General Business and Economic Conditions

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower cost standard products as replacements for higher cost legacy lead wire products. The retail automotive market remains very competitive as the OEMs compete for market share. Automobile manufacturers continue to offer an array of incentives in an effort to sustain sales.

Accounting Developments

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity". The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). We are required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. Our "mezzanine" equity does not meet the requirements of this statement and, therefore, we do not expect that the adoption of this standard will have a material impact on our results of operations, financial position or liquidity.

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity ("SPE") in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable purpose entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual reporting period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We are currently evaluating the potential impact of the adoption of FIN 46.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements beginning in the first quarter of fiscal year 2003. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on our results of operations, financial position or liquidity.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At November 2, 2003 we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Name	Age	Positions
Dr. John F. Lehman	61	Chairman of the Board of Directors
Thomas W. Cresante	56	Director, President and Chief Executive Officer
George A. Sawyer	72	Director and Secretary
Louis N. Mintz	39	Director and Assistant Secretary
M. Steven Alexander	47	Director
Oliver C. Boileau, Jr.	76	Director
Randy H. Brinkley	59	Director
Donald Glickman	70	Director
Sir Christopher Lewinton	72	Director
William Paul	67	Director
Joseph A. Stroud	48	Director
John J. Walsh	45	Executive Vice President and Chief Operating Officer
James L. Baglini	42	Vice President—Engineering
Nicholas J. Bruge	40	Vice President—Operations
Patrick J. Carroll	60	Vice President—Advanced Product Development
Thomas R. Cessario	49	Vice President—Environmental, Health, Safety and Regulatory Affairs
James E. Reeder	46	Vice President—Finance and Assistant Secretary
Stephen S. Sperber	62	Vice President—Human Resources

Dr. John F. Lehman, who became a director of the Company upon consummation of the Recapitalization and Chairman of the Company in June 1999, is a Managing General Partner of J.F. Lehman and Company. Prior to founding J.F. Lehman & Company, Dr. Lehman was an investment banker with PaineWebber Incorporated and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman is Chairman of the Board of Directors of OAO Technology Solutions, Inc. ("OAOT") and Racal Instruments, Inc. ("Racal"), and is a member of the Board of Directors of Ball Corporation and ISO Inc. In addition, Dr. Lehman is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a Trustee of LaSalle College High School. Dr. Lehman is a member of the National Commission on Terrorist Attacks.

Thomas W. Cresante joined the Company in October 1999 in his present role of Director, President, and Chief Executive Officer. From 1997 to 1998, Mr. Cresante was the Executive Vice President and Chief Operating Officer for Safety Components International, Inc. Mr. Cresante was employed by Allied Signal from 1996 to 1997 and held the positions of Vice President of Operations—Aerospace Division and President, Automotive Safety Restraints Systems. From 1990 to 1995, Mr. Cresante was the Vice President of Operations for TRW Inflatable Restraints Division. During his tenure with TRW, two of his startup facilities were named as "10 Best Plants in the U.S." by Industry Week Magazine. Prior to joining TRW, Mr. Cresante worked for ITT Hancock from 1984 to 1989 and held the positions of General Manager and Vice President of Operations. Before 1984, Mr. Cresante held various general manager roles for different manufacturing firms. Mr. Cresante holds a Bachelor of Science degree in Industrial Engineering and Management from the University of Akron. He is on the Board of Directors

for the Automotive Occupant Restraints Council and is a member of the President's Club for the Moorpark College Foundation.

George A. Sawyer is currently a director and Secretary of the Company and also served as Chairman of the Board from December 1998 to May 1999 and as interim Chief Executive Officer from June 1999 to October 1999. Mr. Sawyer was also a co-founder and Managing General Partner of J.F. Lehman & Company until December 2003. He is now a Managing Partner and member of General Management Partners, LLC ("GMP"), a consulting and investment firm. From 1993 to 1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is currently a director of OAOT, Racal and American Automar, Inc. He also serves on the Board of Trustees of Webb Institute, on the Board of Managers of the American Bureau of Shipping and on the Board of the Mariner's Museum.

Louis N. Mintz became Assistant Secretary of the Company in January 2000 and a Director in January 2001. Mr. Mintz is a Principal of J.F. Lehman & Company. From 1996 to 1997, Mr. Mintz was a member of the Private Equity Investment Group at Odyssey Partners, LP, and from 1994 to 1996 served as Vice President at Rosecliff, Inc., where he was involved in all aspects of the acquisition and management of several portfolio companies. Prior to joining Rosecliff, Mr. Mintz spent five years with Nevasca Development Corporation, a leading real estate development firm in the resort community of Telluride, Colorado. He began his career at Drexel Burnham Lambert as a financial analyst in the corporate finance department. Mr. Mintz is currently a director of OAOT and Elgar Holdings, Inc. ("Elgar").

M. Steven Alexander became a director of the Company in April 2000. Currently, Mr. Alexander is President of BNP Paribas Principal Incorporated ("BNP PPI"), a licensed Small Business Investment Company for certain U.S. investments owned by BNP Paribas. He has been president of BNP PPI (formerly Paribas Principal Incorporated) since 1989. Mr. Alexander is also the head of the Private Capital Group since January 2002, which is solely responsible for principal private equity and mezzanine investments for BNP Paribas in North America. Prior to his current position, Mr. Alexander was co-head of the Merchant Banking Group at BNP Paribas from 2000 to 2001 and head of the Merchant Banking Group at Paribas from 1990 to 2000.

Oliver C. Boileau, Jr. became a director of the Company upon consummation of the Recapitalization. Mr. Boileau joined Northrop Grumman Corporation in December 1989 as President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. In 1980, he joined General Dynamics Corporation as President and was a member of the Board of Directors. In January 1988, Mr. Boileau was appointed Vice-Chairman. He retired from General Dynamics in May 1988. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. Mr. Boileau is a director of Forever Enterprises. He is also an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University, the University of Wyoming Foundation and the National Security Advisory Panel of Sandia National Laboratories.

Randy H. Brinkley became a director of the Company in September 1999. He is currently a Senior Executive Advisor to J.F. Lehman & Company. Mr. Brinkley served as President of Boeing Satellite Systems Inc. ("BSS"), the world's largest manufacturer of commercial communication satellites, from

2001 to 2003. Mr. Brinkley was Senior Vice President of Programs for BSS until March 2001. Before joining Hughes Space and Communications Company (acquired by Boeing in October 2000) in 1999, Mr. Brinkley spent seven years as a senior executive at the National Aeronautics and Space Administration, including positions as Program Manager for the International Space Station and Mission Director of the Hubble Space Telescope repair mission. From 1990 to 1992, Mr. Brinkley managed research and development activities for advanced aircraft systems and technologies at the McDonnell Douglas Corporation. Prior thereto, Mr. Brinkley served in the U.S. Marine Corps for 25 years before retiring as a Colonel.

Donald Glickman, who became a director of the Company upon consummation of the Recapitalization, is a co-founder of J.F. Lehman & Company. Prior to joining J.F. Lehman & Company, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently a director of Racal, OAOT, the MacNeal-Schwendler Corporation, General Aluminum Corporation and Monroe Muffler Brake, Inc. He is also a trustee of MassMutual Corporate Investors and MassMutual Participation Investors.

Sir Christopher Lewinton became a director of the Company in October 2003. Sir Christopher formally joined J F Lehman & Co in 2001 and prior thereto was a member of a limited partner of the J.F. Lehman Equity Investors I, L.P. Prior to joining the firm, Sir Christopher served as Chairman and Chief Executive Officer of TI Group plc, a global specialised engineering group, which he joined in 1986. In the 14 years under Sir Christopher's strategic direction, TI Group was transformed into a world-leading company that merged with Smiths Industries in a £4.5 billion transaction in December 2000. From 1970 to 1985 Sir Christopher was Chief Executive of the Wilkinson Sword Group. In 1978, when Wilkinson was acquired by Allegheny International, a multi-billion dollar U.S. public company, he joined the main board of Allegheny and was the London-based Chairman of their International Operations. He is currently a member of the Advisory Board of Morgan Stanley Capital Partners and an Adviser to Booz Allen & Hamilton Inc. He is also a director of Racal. Sir Christopher was made a Fellow of the Royal Aeronautical Society in July 1993 and an Honorary Doctor of Technology by Brunel University in July 1997.

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

Joseph A. Stroud is currently a director of the Company. He also served as Assistant Secretary from January 2000 to April 2002 and interim Chief Financial Officer from June 1999 to October 2000. He is now a Managing Partner and member of GMP. In 2002, Mr. Stroud served as interim Chief Financial Officer of Elgar. From 2001 to 2002, Mr. Stroud served as Chief Financial Officer and Chief Operating Officer of Burke Industries, Inc. ("Burke"). Mr. Stroud is a member of a limited partner of J.F. Lehman Equity Investors I, LP and was employed by J.F. Lehman & Company from 1996 to 2001. Prior to joining J.F. Lehman & Company, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until Litton Industries, Inc. purchased the company in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is currently a director of Burke.

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

James L. Baglini, Vice President—Engineering, is responsible for the direction and management of the Company's engineering, energetics, R&D and MIS operations. He assumed this position effective January 1, 2004. Mr. Baglini joined the Company in September 1999 as Director of Energetic Materials and was promoted to Vice President—Energetics on May 7, 2001. Prior to joining the Company, Mr. Baglini was Manager, Propellant Actuated Devices at Pacific Scientific, a unit of Danaher Corporation, from 1997 to 1999. His experience also includes positions as Manager, Propellant Development for OEA, Inc. in Denver, Colorado from 1992 to 1997 and Manager, Propellant, Pyrotechnic and Explosive Operations for Unidynamics in Phoenix, Arizona from 1985 to 1992. Mr. Baglini holds a Bachelor of Science degree in Pre-Professional Studies (chemistry and biology) from the University of Notre Dame.

Nicholas J. Bruge, Vice President—Operations, is responsible for the day-to-day facility operations and general management of the Company's manufacturing facilities in Moorpark, California and in Mesa, Arizona and the startup of the Thailand facility. Mr. Bruge joined the Company in October 2000 as Vice President—General Manager, Mesa and was promoted to his current position on December 12, 2003. Mr. Bruge has fifteen years of automotive airbag and manufacturing start-ups and turnaround experience, including eight years with TRW Vehicle Safety Systems in various capacities. Mr. Bruge also has international experience including three years as Vice President of Operations, Satellite Facility for RSI Home Products. Mr. Bruge has a Bachelor of Science degree in Industrial Technology specializing in Automotive Technology from Arizona State University.

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

Thomas R. Cessario, Vice President—Environmental, Health, Safety and Regulatory Affairs, is responsible for all matters regarding environmental regulations, health, safety and import/export issues at the Company. Mr. Cessario joined the Company in November 1999 in his current position. Prior to joining the Company, Mr. Cessario was the Corporate Director of Safety, Health and Environment from 1997 to 1999 for Irex Construction Engineering Corporation. From 1992 to 1997, Mr. Cessario worked as National Director of Environmental, Health and Safety with Rollins Environmental, Inc. Mr. Cessario worked as Tactical Division Manager of Safety, Health and Environmental from 1983 to 1992 for Thiokol Corporation. Mr. Cessario has a Bachelor of Science degree from West Virginia University as well as a Master of Science in Safety and Industrial Hygiene from New York University and a Master of Business Administration in Operations Management from Wilmington College.

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

Audit Committee. The Audit Committee of the Board of Directors is comprised of Messrs. Paul, Glickman, Alexander, Boileau and Mintz. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The Company has determined that the Audit Committee does not include a financial expert as defined in Item 401 of Regulation S-K. The Audit Committee members were appointed prior to the effective date of the financial expert disclosure requirement, and the Company believes that they are sufficiently sophisticated in financial matters to adequately carry out their responsibilities as members of the Audit Committee.

Compensation Committee. The Compensation Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Stroud and Cresante. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of our employees and consultants, and oversees and administers certain of our stock option plans.

Stock Option Committee. The Stock Option Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman and Stroud. The Stock Option Committee is responsible for the administration of our 1991 and 1999 Stock Option Plans.

Compensation Committee Interlocks and Insider Participation

Thomas W. Cresante, the Chief Executive Officer of the Company, is a member of the Compensation Committee. In addition, other members of the Compensation Committee are affiliated with companies that are parties to certain transactions and agreements involving the Company. See Item 13—Certain Relationships and Related Transactions.

Code of Ethics

We currently have a general code of ethics that applies to all of our employees including the Chief Executive Officer and the Principal Financial Officer. We expect to amend our code of ethics in 2004 to address the elements of financial reporting and disclosure as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The table below contains the annual and long-term compensation for services in all capacities to our company for 2003, 2002 and 2001, of those persons (collectively, the "Named Executive Officers") who were, during 2003, (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers receiving compensation of $100,000 or more from us or one of our subsidiaries.

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options		All Other Compensation ($)
Thomas W. Cresante President and Chief Executive Officer	2003 2002 2001	391,032 379,862 353,974	380,016 361,006 313,750	— 140,100 —	(1)	38,034 27,948 28,274	(2)(3) (2)(3) (2)(3)
John J. Walsh Executive Vice President and Chief Operating Officer	2003 2002 2001	236,966 229,044 212,076	230,006 240,000 275,000	— 70,500 —	(1)	11,977 11,754 14,967	(2)(3) (2)(3) (2)(3)
Robert E. Sepulveda Vice President—General Manager Moorpark Automotive(4)	2003 2002 2001	186,283 182,619 170,814	182,083 110,209 30,000	— 24,000 —	(1)	135 2,224 50,956	(2) (2) (2)(3)
Thomas R. Cessario Vice President—Environmental, Health, Safety and Regulatory Affairs	2003 2002 2001	176,134 172,674 162,150	172,162 104,212 5,000	— 21,000 —	(1)	135 208 24,224	(2) (2) (2)(3)
Patrick Carroll Vice President—Advanced Product Development	2003 2002 2001	164,471 161,241 152,685	160,763 97,312 —	— 21,000 —	(1)	2,267 1,575 1,575	(2) (2) (2)

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

(4)
Mr. Sepulveda's employment ended December 12, 2003.

Options Granted in 2003

There were no options granted in 2003 to the Named Executive Officers.

Aggregate Option Exercises in 2003 and 2003 Year End Option Values

The following table summarizes information with respect to all options held by the Named Executive Officers exercisable within 60 days of November 2, 2003:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End Exercisable/ Unexercisable(1)
Thomas W. Cresante	0	$0	93,400/46,700	$0/$0
John J. Walsh	0	0	47,000/23,500	0/0
Robert E. Sepulveda	0	0	16,000/8,000	0/0
Thomas R. Cessario	0	0	14,000/7,000	0/0
Patrick J. Carroll	0	0	14,000/7,000	0/0

(1)
There is no public market for our Common Stock. The Company estimates the market value for its common stock as of November 2, 2003 was approximately $25.00 per share.

Bonus, Incentive and Deferred Compensation Plans

Since March 1998, we have maintained short-term incentive plans for the benefit of all regular, full time employees of the Automotive Products Division and, through 2001, the former Aerospace Division, respectively (collectively, the "Bonus Plans"), and a Management Incentive Plan for certain members of management from both divisions (the "Management Plan"). The Bonus Plans permit us to pay employees quarterly bonuses based on employment level, the attainment of certain pre-established financial performance criteria, and the attainment of certain pre-established individual goals. The Management Plan bonuses are paid annually, based upon the attainment of certain pre-established consolidated and division financial performance criteria. The Bonus Plans and the Management Plan are administered by a committee of the Board of Directors, which has full power and authority to determine the terms and conditions of awards under the Bonus Plans and the Management Plan. A Deferred Bonus/Compensation Plan (the "Deferred Plan") was adopted for managers in October 2003. The Deferred Plan requires that a target percentage of cash bonuses earned under the Management Plan be deferred. Eligible managers are credited with "phantom" shares equivalent in value to shares of SDI's common equity. Account values are adjusted annually based upon the value of SDI's common equity and account balances are payable to participants upon the occurrence of a Change of Control, as defined in the Deferred Plan.

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

Employment and Consulting Agreements

Thomas W. Cresante. On October 1, 1999, we entered into an employment agreement with Mr. Cresante. The employment agreement had an initial term of two years and provided for an automatic one-year renewal at the end of the initial term and each renewal term until terminated upon written notice. Mr. Cresante's current base salary is $399,110 per year and is subject to annual review by our Board of Directors. In addition, Mr. Cresante is eligible to receive at least 60% of his annual base salary in bonus compensation based upon set performance standards. Pursuant to the employment agreement, in 1999 Mr. Cresante received options to purchase 111,200 shares of our Common Stock at an exercise price of $50.00 per share. These options were cancelled in 2001. In 2002, Mr. Cresante received options to purchase 140,100 shares at an exercise price of $20.00 per share. Mr. Cresante was also required by the employment agreement to, and he did, purchase 5,875 shares of our Common Stock at a price of $34.00 per share on January 31, 2000. The employment agreement provides that we may terminate Mr. Cresante's employment for cause (as defined in the employment agreement). If we terminate Mr. Cresante's employment other than for cause or disability, Mr. Cresante will be entitled to receive a severance of base salary plus target bonus for one year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 15, 2004, ownership of our Common Stock by (i) the stockholders known to us to be the beneficial owners of more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group:

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class Outstanding(3)
JFL Co-Invest Partners I, LP 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	1,415,640	(4)(5)	37.8%
J.F. Lehman Equity Investors I, LP 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	861,951	(4)(5)	23.1%
JFL Investors LLC 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	2,277,591	(4)(5)	60.5%
Neubauer Family Trust Ordnance Products, Inc. 16207 Carmenita Rd. Cerritos, CA 90703	1,096,522		29.5%
BNP Paribas Principal Incorporated 787 Seventh Avenue New York, New York 10019	390,276	(5)	10.5%
M. Steven Alexander	390,276	(6)	10.5%
John F. Lehman	2,277,591	(4)(7)	60.5%
Donald Glickman	2,277,591	(4)(7)	60.5%
George A. Sawyer	2,277,591	(4)(7)	60.5%
Louis N. Mintz	2,277,591	(4)(7)	60.5%
Oliver C. Boileau, Jr.	—	(8)	—
Randy Brinkley	—	(9)	—
Sir Christopher Lewinton	—	(10)	—
William Paul	—	(11)	—
Joseph A. Stroud	—	(12)	—
Thomas W. Cresante	99,275	(13)	2.6%
John J. Walsh	47,000	(13)	1.3%
James L. Baglini	16,000	(13)	*
Nicholas J. Bruge	16,000	(13)	*
Patrick J. Carroll	14,000	(13)	*
Thomas R. Cessario	14,000	(13)	*
James E. Reeder	14,000	(13)	*
Robert E. Sepulveda	—		—
Stephen S. Sperber	14,000	(13)	*
Directors and Executive Officers as a Group	2,902,142		72.6%

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

(3)
Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of January 15, 2004. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of January 15, 2004 that is subject to options or warrants exercisable within 60 days of January 15, 2004 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

(4)
JFL Co-Invest Partners I, LP and J.F. Lehman Equity Investors I, LP are Delaware limited partnerships that are stockholders of the Company. JFL Investors LLC is a Delaware limited liability company that is the general partner of each of these limited partnerships. As of January 15, 2004, Messrs. Lehman, Glickman, Sawyer and Mintz are members of the general partner, and, as such may be deemed to control the voting and disposition, and be the beneficial owners, of the shares of the Common Stock owned by the limited partnerships.

(5)
Includes options exercisable within 60 days of January 15, 2004 for 28,334, 21,355, 49,689 and 7,811 shares for JFL Co-Invest Partners I, LP, J.F. Lehman Equity Investors I, LP, JFL Investors LLC and BNP Paribas Principal Incorporated, respectively.

(6)
As an officer of BNP Paribas Principal Incorporated ("BNP PPI"), Mr. Alexander may be deemed to control the shares of Common Stock owned by BNP PPI. Accordingly, Mr. Alexander may be deemed to be beneficial owner of the shares of Common Stock owned by BNP PPI reflected above. The address for Mr. Alexander is c/o BNP Paribas Principal Incorporated, 787 Seventh Avenue, New York, New York 10019.

(7)
The address of Messrs. Lehman, Glickman, Sawyer and Mintz is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.

(8)
Mr. Boileau is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Boileau is 114 Arapahoe Drive, PO Box 663, Saratoga, Wyoming 82331.

(9)
Mr. Brinkley is a member of a limited partner of J.F. Lehman Equity Investors I, LP. Mr. Brinkley's address is 32 Village Circle, Manhattan Beach, California 90266.

(10)
Sir Lewinton is a member of a limited partner of J.F. Lehman Equity Investors I, LP and is on the investment advisory board of J.F. Lehman & Company. The address for Sir Lewinton is 63 Curzon Street, London W1J 8PD, United Kingdom.

(11)
Mr. Paul is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611.

(12)
Mr. Stroud is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Stroud is c/o General Management Partners, LLC, 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.

(13)
Includes options exercisable within 60 days of January 15, 2004 of 93,400, 47,000, 16,000, 16,000, 14,000, 14,000, 14,000 and 14,000 shares for Messrs. Cresante, Walsh, Baglini, Bruge, Carroll, Cessario, Reeder and Sperber, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Upon consummation of the Recapitalization, we entered into a Stockholders Agreement with JFL Equity Investors I, LP, JFL Co-Invest Partners I, LP, BNP Paribas Principal Incorporated, the Treinen Family Trust and the Neubauer Family Trust (collectively, the "Stockholders") and J.F. Lehman & Company. Among other things, the Stockholders Agreement provides that each Stockholder will vote all of its Common Stock to elect as directors the 11 persons designated as directors by JFL Equity Investors I, LP and the one person designated as a director by BNP Paribas Principal Incorporated. The Stockholders Agreement contains customary restrictions on transfer, rights of first offer, preemptive rights, tag-along and drag-along rights. The Stockholders Agreement will terminate upon the earlier of:

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, BNP Paribas Principal Incorporated and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

Management Agreements

Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the "Management Agreements") we entered into with J.F. Lehman & Company upon consummation of the Recapitalization, we agreed to pay J.F. Lehman & Company an annual management fee equal to $0.9 million, payable in advance on a quarterly basis. We paid $0.9 million in management fees to J.F. Lehman & Company in 2003.

Neubauer Consulting Agreement

In 2002, we entered into a Consulting Agreement with Walter Neubauer, a stockholder of the Company, pursuant to which we agreed to pay Mr. Neubauer an annual fee of $100,000 for consulting services related to the design, manufacture and marketing of precision engineered pyrotechnic devices. During 2003, we paid Mr. Neubauer $100,000 pursuant to this agreement.

Component Purchases

During the year ended November 2, 2003, we purchased approximately $0.7 million of materials from a corporation owned by Walter Neubauer, one of our stockholders. At November 2, 2003, approximately $0.1 million was owed to this corporation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Page
(a)(1)	FINANCIAL STATEMENTS
	Report of Independent Auditors	F-1
	Consolidated Balance Sheets at November 2, 2003 and November 3, 2002	F-2
	Consolidated Statements of Operations for each of the three years in the period ended November 2, 2003	F-4
	Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended November 2, 2003	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended November 2, 2003	F-6
	Notes to Consolidated Financial Statements	F-7
(a)(2)	FINANCIAL STATEMENT SCHEDULES
All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the Consolidated Financial Statements or related Notes thereto.
(a)(3)	EXHIBITS
Exhibit No.	Description
1.1(g)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No. 1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(g)	Certificate of Incorporation of the Company.
3.2(g)	Bylaws of the Company.
4.1(g)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(g)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6(k)	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.
10.6(g)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.

10.7(g)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.8(g)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Incorporated (now known as BNP Paribas Principal Incorporated), J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.9(g)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, BNP Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.10(g)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, BNP Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.11(g)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(g)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(g)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.15(g)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, BNP Paribas Principal Incorporated, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.27(f)	Development Agreement, dated August 28, 1996, between the Company and the City of Moorpark.
10.29(h)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.31(h)	1999 Stock Option Plan dated June 23, 1999.
10.41(l)	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.42(l)	Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.).
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
10.45(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 17, 2002.
10.46(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated October 23, 2002.
10.47(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated March 28, 2003.
10.48(p)	Consent and First Amendment to Loan Documents between the Company and Wells Fargo Foothill, Inc. dated April 16, 2003.
10.49(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 13, 2003.

10.50(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 24, 2003.
10.51(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 29, 2003.
10.52	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated August 29, 2003.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(o)	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

  (d)
  Previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-40903) and incorporated herein by reference.

  (e)
  Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference.

  (f)
  Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by reference.

  (g)
  Previously filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-75869) and incorporated herein by reference.

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

  (q)
  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2003 and incorporated herein by reference.

(b)   REPORTS ON FORM 8-K

        None.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Special Devices, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Special Devices, Incorporated and its subsidiaries (the "Company") at November 2, 2003 and November 3, 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 2, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective November 4, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations.

PricewaterhouseCoopers LLP
Los Angeles, California
January 12, 2004

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 2 2003	November 3 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,925	$4,852
Accounts receivable, net of allowances of $426 and $339 in 2003 and 2002, respectively	13,265	12,700
Inventories	6,646	7,461
Prepaid expenses and other current assets	4,127	4,773
Deferred tax assets	1,983	2,438

Total current assets	29,946	32,224

Property, plant and equipment, at cost:
Machinery and equipment	91,524	84,626
Furniture, fixtures and computer equipment	6,080	5,706
Construction in progress	3,419	5,030
Other	592	296

Gross property, plant, and equipment	101,615	95,658
Less accumulated depreciation and amortization	(71,956)	(63,502)

Net property, plant and equipment	29,659	32,156
Other assets, net of accumulated amortization	3,712	4,340
Notes receivable	4,435	4,471
Investment in and advances to SDI-Molan and affiliates	2,626	1,863

Total assets	$70,378	$75,054

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 2 2003	November 3 2002
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,573	$7,756
Accrued liabilities	10,313	13,485
Income taxes payable	136	125
Current portion of long-term debt	750	1,000

Total current liabilities	18,772	22,366
Deferred tax liabilities	3,552	3,677
Other liabilities	924	1,641
Long-term debt, net of current portion	75,545	76,569

Total liabilities	98,793	104,253

Commitments and contingencies (Note 19)
Redeemable preferred stock	4,000	4,000
Redeemable common stock	39,625	36,625

Total redeemable stock	43,625	40,625

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding in 2003 and 2002	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding in 2003 and 2002	30	30
Additional paid-in capital	61,102	64,102
Retained earnings (deficit)	(133,193)	(133,956)
Accumulated other comprehensive loss	21	—

Total stockholders' equity (deficit)	(72,040)	(69,824)

Total liabilities, redeemable stock and stockholders' equity (deficit)	$70,378	$75,054

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	For The Years Ended
	November 2 2003	November 3 2002	October 31 2001
Net sales	$112,908	$120,254	$122,917
Cost of sales	91,523	98,782	109,726

Gross profit	21,385	21,472	13,191

Operating expenses	11,426	13,893	14,394
Environmental and other investigation costs	—	—	1,752

Total operating expenses	11,426	13,893	16,146

Income (loss) from operations	9,959	7,579	(2,955)

Other income (expense):
Interest expense	(9,213)	(9,507)	(13,964)
Interest income	592	621	915
Gain on extinguishment of debt	—	521	9,416
Equity in losses of SDI-Molan	(1,394)	(176)	—
Loss on disposal of assets	—	—	(6,360)

Total other income (expense)	(10,015)	(8,541)	(9,993)

Loss from continuing operations before income taxes	(56)	(962)	(12,948)
Income tax benefit	(572)	(322)	(9,394)

Income (loss) from continuing operations	516	(640)	(3,554)
Discontinued operations:
Income from discontinued operations, net of taxes of $801	—	—	1,062
Gain (loss) on sale of discontinued operations, net of tax expense (benefit) of $84, $(72) and $10,557, respectively	247	(172)	13,994

Net income (loss)	$763	$(812)	$11,502

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount
Balance, October 31, 2000	—	—	3,712,764	$30	$70,102	$(144,646)	$—	$(74,514)
Issuance of redeemable preferred stock	4,000	—	—	—	—	—	—	—
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	—	(3,000)
Net income	—	—	—	—	—	11,502	—	11,502

Balance, October 31, 2001	4,000	—	3,712,764	30	67,102	(133,144)	—	(66,012)
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	—	(3,000)
Net loss	—	—	—	—	—	(812)	—	(812)

Balance, November 3, 2002	4,000	—	3,712,764	30	64,102	(133,956)	—	(69,824)
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	—	(3,000)
Foreign currency translation adjustments	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	763	—	763

Balance, November 2, 2003	4,000	—	3,712,764	$30	$61,102	$(133,193)	$21	$(72,040)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For The Years Ended
	November 2 2003	November 3 2002	October 31 2001
Cash Flows From Operating Activities:
Net income (loss)	$763	$(812)	$11,502
Income from discontinued operations	—	—	(1,062)
Loss (gain) on sale of discontinued operations	(247)	172	(13,994)

Income (loss) from continuing operations	516	(640)	(3,554)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,356	10,293	12,383
Equity in losses of SDI-Molan	1,394	176	—
Gain on extinguishment of debt	—	(521)	(9,416)
Loss on asset retirements and disposals	—	—	6,360
Deferred income taxes	330	932	(2,514)
Increase (decrease) in inventory reserve	753	(263)	181
Increase (decrease) in accounts receivable allowances	87	(303)	249
Changes in assets and liabilities:
Accounts receivable	(652)	279	4,352
Inventories	62	3,402	949
Prepaid expenses and other current assets	649	1,374	(731)
Other assets	(66)	264	(1,502)
Accounts payable and accrued liabilities	(3,024)	(3,109)	(7,176)
Income taxes payable	(790)	(361)	80
Other	125	(117)	749

Net cash provided by continuing operations	8,740	11,406	410
Net cash provided by (used in) discontinued operations	—	69	(21,901)

Net cash provided by (used in) operating activities	8,740	11,475	(21,491)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(6,269)	(6,021)	(5,975)
Proceeds from sale of discontinued operations	—	69	41,986
Proceeds from real estate transaction	—	—	27,022
Capital contributions to SDI-Molan	—	(915)	(58)
Increase in notes receivable	(1,707)	(692)	—
Other	(417)	913	(554)

Net cash provided by (used in) investing activities	(8,393)	(6,646)	62,421

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	—	—	4,000
Proceeds from issuance of long-term debt	—	—	5,000
Repurchase of long-term debt	—	(293)	(13,401)
Repayment of long-term debt	(1,274)	(1,025)	(30,775)
Payment of deferred financing fees	—	—	(609)
Net repayments under revolving line of credit	—	—	(4,400)

Net cash used in financing activities	(1,274)	(1,318)	(40,185)

Net increase (decrease) in cash and cash equivalents	(927)	3,511	745
Cash and cash equivalents at beginning of year	4,852	1,341	596

Cash and cash equivalents at end of year	$3,925	$4,852	$1,341

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,756	$8,935	$14,917
Income taxes	170	78	13,595
Non-cash financing activities:
Notes receivable from disposal of assets	—	—	4,550

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

The Company formed a joint venture partnership, Special Devices-Molan GmbH & Co. KG ("SDI-Molan") in Germany in June 2001. The Company's 50% interest in SDI-Molan is held by SDI Germany GmbH ("SDI Germany"), a wholly owned German subsidiary. SDI Germany was established in 2001 for the purpose of holding the interest in the joint venture. SDI-Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators, and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan began operations in September 2002 and is currently ramping up production on its MGG and Global Standard Initiator ("GSI") lines.

In June 2002, the Company incorporated Special Devices Japan Kabushiki Kaisha ("SDI Japan") in Japan and SDI Japan began operations as a sales office in 2003. The Company previously distributed its products in Japan through an agent. In November 2002, the Company formed Special Devices (Thailand) Co., Ltd ("SD Thailand") in Thailand. SD Thailand is leasing a production ready facility in Thailand and shipped qualifying products in the second half of 2003. Commercial production is expected to scale up in 2004.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, SDI Germany, SDI Japan and SD Thailand. All material intercompany accounts and transactions have been eliminated. The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

Foreign Currency Translation

The functional currency for all foreign operations is the local currency. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Results of operations are translated into U.S. dollars at the average exchange rate for the year. Translation adjustments are recorded in Accumulated Other Comprehensive Loss, a separate component of Stockholders' Equity. Gains and losses from foreign currency transactions, the amounts of which are not material, are included in net income.

Discontinued Operations

The divestiture of the Aerospace Division was completed in 2001. As previously disclosed, the net assets of the remaining Aerospace operations were sold on May 11, 2001 (the "Aerospace Sale"). See Note 16. The results of operations and the gain on sale of the net assets of the Aerospace Segment have been reclassified to Discontinued Operations. Accounting for discontinued operations according to accounting principles generally accepted in the United States of America ("GAAP") involves identifying charges such as corporate allocations that were originally charged to the Aerospace operations but that would be continuing. For the year ended October 31, 2001, those continuing charges were then reallocated back to the remaining operations of the Automotive Products Division. In addition, interest expense was reallocated to the Aerospace Segment based on its total assets. This reallocation of corporate charges and interest has been done for all prior periods presented. As a result of the reallocations and reclassifications to discontinued operations, certain amounts in the Consolidated Financial Statements and Notes thereto have been revised from the amounts presented in prior years.

Risks and Uncertainties

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

As of November 2, 2003, the Company had net liabilities of $28.4 million. The Company's ability to pay the interest on, or to refinance debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. The Company had positive cash flow from continuing operations during the past three years.

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

The following are the fair value and carrying amounts of long-term debt, including short-term borrowings:

	November 2 2003	November 3 2002
	(In thousands)
Fair value	$69,120	$45,188
Carrying amount	76,295	77,569

The Company's borrowings under its term loans and revolving lines of credit have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes are traded occasionally in public markets.

Inventories

Inventories are stated at the lower of cost or market using standard costs, which approximates the first-in, first-out method. The Company's policy is to review its inventory for specific usage and future utility. Estimates for impairment of inventory are recorded as reserves to reduce the items to the lower of cost or market.

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

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, which may be significant, may be made as more information becomes available or as circumstances change.

Revenue Recognition

The Automotive Products Division manufactures products, to customer specifications, under standard purchase orders. Sales are primarily recognized when products are shipped. The Aerospace Division, the sale of which was completed in 2001, manufactured products under fixed price, long-term contracts directly for the U.S. Department of Defense, its prime contractors and subcontractors, and commercial companies. The contracts varied in length, but generally were completed within 12 to 24 months. Sales under production contracts were generally recognized as units were shipped or, in some cases, when accepted by the customer; sales under significant engineering contracts or long-term production contracts were recognized under the percentage of completion method. Sales relating to the Aerospace Division have been reclassified to "Income from discontinued operations" in the consolidated statements of operations for the year ended October 31, 2001.

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

Stock-Based Compensation

The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123" effective for the second quarter of fiscal 2003. At November 2, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For The Years Ended
	November 2 2003	November 3 2002	October 31 2001
	(In thousands)
Net income (loss), as reported	$763	$(812)	$11,502
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,451)	(1,540)	—

Pro forma net income (loss)	$(688)	$(2,352)	$11,502

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 4.15% and 3.87% per annum; dividend yields of 0% for both years; expected volatility of 30% for both years; and a weighted-average expected life of the options of 9.2 years for both years. No options were granted in 2001.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity". The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). The Company is required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. The Company's "mezzanine" equity does not meet the requirements of this statement and, therefore, the Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity ("SPE") in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable purpose entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual reporting period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the potential impact of the adoption of FIN 46.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements beginning in the first quarter of fiscal year 2003. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company's consolidated financial statements.

Reclassifications

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

3. Accounts Receivable

 The Company maintains allowances for bad debts, discounts and sales allowances. The activity relating to allowances for accounts receivable is as follows:

	November 2 2003	November 3 2002	October 31 2001
	(In thousands)
Balance at beginning of year	$339	$642	$393
Additions charged to expense	995	787	440
Write-offs	(908)	(1,090)	(191)

Balance at end of year	$426	$339	$642

4. Inventories

 Inventories consist of the following components:

	November 2 2003	November 3 2002
	(In thousands)
Raw materials and components	$2,074	$2,867
Work in process	1,236	995
Finished goods	3,336	3,599

Total inventories	$6,646	$7,461

5. Investment in SDI-Molan

 The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting. The carrying balance of the Company's investment in the joint venture at November 2, 2003 was $0 due to SDI-Molan's net loss in 2003. SDI-Molan began operations in September 2002. Summarized financial information for SDI-Molan is as follows:

	November 2 2003	November 3 2002
	(In thousands)
Balance Sheet:
Current assets	$1,200	$3,186
Noncurrent assets	5,935	5,288
Current liabilities	2,304	2,364
Noncurrent liabilities	5,778	4,425

	For The Years Ended
	November 2 2003	November 3 2002
	(In thousands)
Statement of Operations:
Net sales	$2,648	$19
Gross profit	(810)	(141)
Loss from continuing operations	(2,789)	(352)
Net loss	(2,789)	(352)

The Company made working capital loans to SDI-Molan in the amount of $0.9 million in October 2003 and $0.7 million in August 2002. The balance outstanding at November 2, 2003 was $1.7 million after translating at current rates. The loans are denominated in Euros and carry an interest rate of prime plus 2.5% per annum with interest due monthly and principal due in 2006 and 2008, respectively. In addition, the Company has a receivable for expenses from SDI-Molan in the amount of $0.2 million at November 2, 2003. In October 2003, the Company also made loans to its partners in SDI-Molan for $0.9 million at an interest rate of prime plus 2.5% per annum with principal and interest due in Euros at maturity in 2006. The balance outstanding at November 2, 2003 was $0.9 million.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.4 million Euro or approximately $4.0 million at November 2, 2003. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.7 million at November 2, 2003.

6. Accrued Liabilities

 Accrued liabilities consist of the following components:

	November 2 2003	November 3 2002
	(In thousands)
Accrued interest	$3,221	$3,255
Vacation and sick pay	1,294	1,143
Accrued bonuses	1,175	2,970
Other	4,623	6,117

Total accrued liabilities	$10,313	$13,485

7. Long-Term Debt

 Long-term debt consists of the following components:

	November 2 2003	November 3 2002
	(In thousands)
Term loan	$2,701	$3,975
Senior subordinated notes	73,594	73,594

	76,295	77,569
Less current portion	(750)	(1,000)

Long-term debt	$75,545	$76,569

As part of the Recapitalization in 1999, the Company issued $100.0 million of Senior Subordinated Notes (the "Notes"). The Company repurchased $0.8 million and $25.6 million face value of the Notes in the open market for $0.3 million and $13.4 million in 2002 and 2001, respectively. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under its credit facilities.

The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On October 31, 2003, the Company elected the LIBOR Rate option for $2.7 million of the Term Loan for a contract term and rate of 3 months and 3.6% per annum, respectively. At November 2, 2003, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The

Company had $1.9 million in letters of credit outstanding at November 2, 2003. The total amount available under the Revolver at November 2, 2003 was $11.2 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of November 2, 2003. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The remaining principal payments under the Term Loan are as follows (in thousands):

For Fiscal Years
2004	$750
2005	1,000
2006	951

$2,701

8. Income Taxes

The income tax provision (benefit) attributable to continuing operations consists of the following components:

	For The Years Ended
	November 2 2003	November 3 2002	October 31 2001
	(In thousands)
Current:
Federal	$(837)	$(829)	$(5,325)
State	(73)	(425)	(1,555)
Foreign	8	—	—

	(902)	(1,254)	(6,880)

Deferred:
Federal	672	275	(1,672)
State	(342)	657	(842)

	330	932	(2,514)

Total:
Federal	(165)	(554)	(6,997)
State	(415)	232	(2,397)
Foreign	8	—	—

	$(572)	$(322)	$(9,394)

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes (Continued)

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:

	November 2 2003	November 3 2002
	(In thousands)
Current deferred taxes:
Allowance for doubtful accounts	$181	$144
Inventories	381	209
Vacation	375	282
Other accruals	1,046	1,803

Total current deferred taxes	1,983	2,438

Noncurrent deferred taxes:
Depreciation	(4,336)	(3,948)
Net operating losses	728	166
Other	230	271
State tax credits	554	—
Valuation allowance	(728)	(166)

Total noncurrent deferred taxes	(3,552)	(3,677)

Net deferred tax liabilities	$(1,569)	$(1,239)

In accordance with SFAS No. 109, "Accounting for Income Taxes", management establishes valuation allowances against deferred tax assets if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established valuation allowances pertaining to its state and foreign net operating losses. At November 2, 2003 the Company has foreign net operating loss carryforwards of approximately $1.8 million, of which $0.2 million will begin expiring in 2007 and $1.6 million will never expire. The Company also has state net operating loss carryforwards of approximately $44 thousand, which will begin expiring in 2012. Deferred tax assets also include state tax credits of $0.2 million that will begin expiring in 2010 and $0.3 million that will never expire. In 2003, the loss from continuing operations before income tax benefit includes $1.6 million of net losses from foreign operations.

A reconciliation between the statutory federal income tax benefit and the Company's effective income tax benefit on losses from continuing operations is as follows:

	For The Years Ended
	November 2 2003	November 3 2002	October 31 2001
	(In thousands)
Income tax benefit at federal statutory rates	$(19)	$(514)	$(8,701)
State income taxes, net of federal income tax effect	(345)	79	(1,558)
Release of tax reserves	(1,000)	—	—
Change in valuation allowance	568	—	—
Non-deductible penalties	—	32	1,082
Other	224	81	(217)

	$(572)	$(322)	$(9,394)

During 2003, the Company finalized the most recent Internal Revenue Service audit which resulted in the reversal of approximately $1.0 million in reserves. This adjustment was recorded as a reduction of income tax expense in 2003.

9. Redeemable Preferred Stock

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

10. Redeemable Common Stock

Some of the outstanding shares of Common Stock held by certain stockholders, are subject to the right, under certain conditions, to require the Company to purchase all or a portion of these shares at a price per share based on a formula. Accordingly, these 735,294 shares have been recorded as redeemable common stock. Annual accretion on the redeemable common stock is $3.0 million.

11. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock, $.01 par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At November 2, 2003 and November 3, 2002, 4,000 shares of Preferred Stock were outstanding. See Note 9.

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

The Amended and Restated Special Devices, Incorporated 1999 Stock Option Plan (the "Amended 1999 Plan") was adopted by unanimous written consent of the stockholders on April 23, 2002. The Amended 1999 Plan increased the aggregate number of shares of Common Stock available for grant to 645,000 shares from 370,000 shares. In May 2002, the Company granted options to purchase 500,400 shares. The options vest over two years, subject to accelerated vesting upon a change in control of the Company. In July 2002, the Company granted options to purchase an additional 4,500 shares that vest ratably over four years subject to accelerated vesting upon a change in control of the Company. All options expire upon the tenth anniversary of the date of grant. The options were granted at the fair market value of the stock on the grant dates, which was $20.00 per share. In June 2003, the Company granted options to purchase an additional 3,600 shares that vest ratably over four years subject to accelerated vesting upon a change in control of the Company. All options expire upon the tenth anniversary of the date of grant. The options were granted at the fair market value of the stock on the grant dates, which was $25.00 per share.

The following table summarizes stock option activity for each of the three years in the period ended November 2, 2003:

	1991 Stock Option Plan	Weighted Average Exercise Price	1996 Special Grant	Weighted Average Exercise Price	1999 Stock Option Plan	Weighted Average Exercise Price
Shares authorized	560,000		442,000		645,000

Shares under option:
Outstanding at October 31, 2000	7,750	$17.39	57,500	$17.00	342,200	$50.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited or cancelled	—	—	—	—	(342,200)	$50.00

Shares under option:
Outstanding at October 31, 2001	7,750	$17.39	57,500	$17.00	—	—
Granted	—	—	—	—	504,900	$20.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(8,400)	$20.00

Shares under option:
Outstanding at November 3, 2002	7,750	$17.39	57,500	$17.00	496,500	$20.00
Granted	—	—	—	—	3,600	$25.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(25,200)	$20.00

Shares under option:
Outstanding at November 2, 2003	7,750	$17.39	57,500	$17.00	474,900	$20.04

Weighted average fair value of options granted during the year:
2001		—		—		$—
2002		—		—		$9.33
2003		—		—		$11.87
Options exercisable:
At October 31, 2001	7,750		57,500		—
At November 3, 2002	7,750		57,500		164,000
At November 2, 2003	7,750		57,500		312,325

The following table summarizes information for stock options outstanding at November 2, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average
					Weighted Average Exercise Price
Range Of Exercise Price	Number Outstanding At November 2, 2003	Remaining Contractual Life	Exercise Price	Number Exercisable At November 2, 2003
$17.00-$25.00	540,150	7.9	$19.68	377,575	$19.49

Registration Rights Agreement

Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, J.F. Lehman Equity Investors I, L.P., JFL Co-Invest Partners I, L.P., BNP Paribas Principal Incorporated and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

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

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At November 2, 2003, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company. The following table shows the effect the Recapitalization had on stockholders' equity (deficit) in 1999 (dollars in thousands):

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

12. Employee Benefit Plans

The Company has a 401(k) plan that provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 60% of their gross wages, subject to statutory limitations. The Company can elect to make matching contributions in amounts that can change from year to year. During the last three fiscal years, the Company matched 30% of an employee's deferral up to the first 5% of each participating employee's salary. Employees vest ratably over three years in the Company's matching contributions. The Company's matching expense was approximately $0.3 million for each of the three years in the period ended November 2, 2003.

13. Related Party Transactions

Management Agreements with J.F. Lehman

Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the "Management Agreements") the Company entered into with J.F. Lehman upon consummation of the Recapitalization, the Company agreed to pay J.F. Lehman an annual management fee equal to $0.9 million, payable in advance on a quarterly basis. The Company paid $0.9 million in management fees to J.F. Lehman in 2003, 2002 and 2001, respectively. J.F. Lehman also received transaction fees and expense reimbursements as advisors on the Aerospace Sale and Real Estate Transaction in 2001. Transaction fees and expense reimbursements were $1.5 million and $0.7 million, respectively, in 2001.

Component Purchases

The Company purchased materials from a corporation owned by one of its stockholders. During the years ended November 2, 2003, November 3, 2002 and October 31, 2001, approximately $0.7 million, $0.3 million and $1.3 million, respectively, of materials were purchased from this stockholder's corporation. At November 2, 2003 and November 3, 2002, approximately $0.1 million was owed to the corporation owned by this stockholder.

14. Major Customers

The following are accounts receivable from, and sales to, customers that exceeded 10% of net accounts receivable and net sales:

	November 2 2003		November 3 2002
	$	%	$	%
	(Dollars in thousands)
Accounts Receivable:
Autoliv	$3,295	24.5%	$4,218	32.3%
Atlantic Research Corporation	2,907	21.6%	2,223	17.0%
TRW, Incorporated	2,090	15.5%	2,976	22.8%
Delphi Automotive Systems	1,589	11.8%	945	7.3%
Inflation Systems, Incorporated	1,547	11.5%	1,310	10.0%
	For The Years Ended
	November 2 2003		November 3 2002		October 31 2001
	$	%	$	%	$	%
	(Dollars in thousands)
Sales:
Autoliv	$36,262	32.1%	$43,987	36.6%	$42,213	34.3%
TRW, Incorporated	31,651	28.0%	42,692	35.5%	49,017	39.9%
Atlantic Research Corporation	18,861	16.7%	16,172	13.4%	16,688	13.6%

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations for 2003 and 2002 is as follows:

	2003 Quarter Ended
	February 2	May 4	August 3	November 2	Full Year
	(In thousands)
Net sales	$25,580	$30,230	$26,962	$30,136	$112,908
Gross profit	3,996	6,560	5,157	5,672	21,385
Income from operations	1,463	3,938	1,808	2,750	9,959
Net income (loss)(a)	(825)	1,101	(558)	1,045	763
	2002 Quarter Ended
	February 3	May 5	August 4	November 3	Full Year
	(In thousands)
Net sales	$27,565	$31,862	$29,477	$31,350	$120,254
Gross profit	3,790	6,646	5,716	5,320	21,472
Income from operations	141	3,380	2,361	1,697	7,579
Net income (loss)	(684)	640	(139)	(629)	(812)

(a)
Includes "Gain on sale of discontinued operations" of $247 (net of tax of $84) in the fourth quarter of 2003.

16. Aerospace Sale

 On May 11, 2001, the Company completed the sale of the net assets comprising the remaining operations of the Aerospace Division. Proceeds from the sale were used to pay senior indebtedness under the Company's prior credit facility. The disposal of the Aerospace Segment has been accounted for as discontinued operations ("Discontinued Operations"). Net sales of the Aerospace Division were $11.4 million in 2001.

17. Real Estate Transaction

 On June 5, 2001, the Company completed the sale and leaseback of its facilities in Moorpark, California and Mesa, Arizona to Autosafe Airbag 14(CA) LP and Autosafe Airbag 12(CA) LP for gross consideration of $31.4 million in cash and $4.6 million in notes receivable. Net cash proceeds were $27.0 million that were used to pay senior indebtedness under the Company's prior credit facility with the balance used for general corporate purposes. The assets sold had a net book value of $38.6 million resulting in a loss of approximately $4.8 million in 2001. Depreciation expense related to the assets sold was $1.1 million in 2001. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations beginning in 2003 based on the Consumer Price Index.

18. Gain on Extinguishment of Debt

 The Company recorded gains on extinguishment of debt of $0.5 million and $9.4 million in 2002 and 2001, respectively. In 2002, the Company repurchased $0.8 million face value of Notes in the open market for $0.3 million resulting in a gain of $0.5 million. In 2001, the Company repurchased $25.6 million face value of Notes in the open market for $13.4 million resulting in a gain of

$11.5 million, net of the write off of $0.7 million in related prepaid financing fees. This $11.5 million gain was partially offset by the write off of an additional $2.1 million in prepaid financing fees in connection with the termination of the Company's prior credit facility.

19. Commitments and Contingencies

Leases

Land and Buildings

The Company signed a lease on its facilities in Moorpark, California and Mesa, Arizona in connection with the Real Estate Transaction in 2001. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations beginning in 2003 based on the Consumer Price Index.

Other Operating Leases

Rental expense for each of the years ended November 2, 2003, November 3, 2002 and October 31, 2001 was approximately $4.1 million, $4.2 million and $1.8 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Years
2004	$4,135
2005	4,133
2006	4,072
2007	4,044
2008	4,004
Thereafter	49,377

Total minimum lease payments	$69,765

Other Matters

Defense Criminal Investigative Service Investigation.    The Company's former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, U.S. Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. The Company responded to a subpoena in 1999, and has met recently with the government regarding the status of the investigation. The government initially indicated that it no longer was focusing on the organic sealant issue, but believed SDI may have deviated from contractual requirements regarding other organic epoxy. The Company disputed the government's interpretation of the contracts as precluding the use of the epoxy in question and submitted an expert report to that effect. The government responded by reasserting the sealant issue, this time asserting that the sealant may have inhibited the curing of the epoxy, an allegation not previously raised. The Company is responding to the latest allegation but has preliminarily concluded that certain assumptions underlying the allegation as presented are erroneous. One potential consequence of civil proceedings, if filed, is the possibility that the Company would be suspended from future military and federal government sales, and if found liable, debarred from such sales for a period of time. This would not be expected to materially affect the Company's financial condition, results of operations or liquidity given the divestiture of the Aerospace Division, which was completed in 2001. It could, however, affect the Company's ability to reenter the aerospace market when certain noncompete agreements expire in 2004. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

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

Selleck Suit.    The Company is a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint, served in September 2002, alleged breach of contract, fraud and deceit, negligent misrepresentation, and injunctive and declaratory relief, and seeks damages in excess of $1 million relating to the Plaintiff's purchase from the Company of certain real estate located in Moorpark, California. An amended complaint served in January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic advantage. SDI also successfully challenged the negligent interference claim, which was withdrawn in a further amended complaint filed in July 2003. The Company is vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

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

CharTech Suit. A lawsuit alleging that the Company willfully infringed two patents held by CharTech Engineering, Inc. ("CharTech") was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company Iso Vac Engineering, Inc. ("IsoVac") and George Neff, a principal in both companies. Mediation resulted in a binding settlement agreement in May 2002, under which the Company will pay CharTech a fee of $1,250,000 for a non-exclusive license under the CharTech patent rights. The settlement amount was expensed in the consolidated financial statements as $1.0 million in 2001 and the balance in 2002. The fee is payable in installments, with a total of $825,000 paid to date and the last installment payable on December 31, 2007. The pending lawsuit has been dismissed with prejudice pursuant to the terms of the settlement.

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

Hermetic Seal Suit.    The Company was a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claimed damages in excess of $2.3 million for breach of contract. The Company reached a settlement with the plaintiffs following a mediation, the terms of which required the Company to make a payment of $530,000 in exchange for which plaintiffs released the Company from certain known and unknown liabilities arising from any of their business dealings, including all liability to the plaintiffs arising from the facts alleged in the lawsuit. The payment was recorded as an expense in the statement of operations in the second quarter of 2003, and the lawsuit has been dismissed with prejudice pursuant to the terms of the settlement.

OSHA Investigation.    On September 1, 2000, an accidental initiation incident occurred at the Company's Moorpark facility and two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health ("Cal-OSHA") conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company appealed the citations, and the appeal was settled in September 2002 pursuant to a Settlement Agreement under which the aggregate amount of fines was reduced to approximately $85,000, payable in quarterly installments commencing on December 5, 2002. Because the accident resulted in a serious injury, Cal-OSHA's Bureau of Investigation ("BOI") conducted its own investigation to determine whether to refer the matter to the District Attorney's Office for Ventura County. By letter dated May 14, 2003, BOI advised that this investigation had been completed and the criminal aspect of the case had been closed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moorpark, State of California, on the 23rd day of January 2004.

SPECIAL DEVICES, INCORPORATED

By:	/s/ THOMAS W. CRESANTE Thomas W. Cresante President and Chief Executive Officer
Signature	Title	Date
/s/ THOMAS W. CRESANTE Thomas W. Cresante	Director, President and Chief Executive Officer (Principal Executive Officer)	January 23, 2004
/s/ JAMES E. REEDER James E. Reeder	Vice President Finance and Assistant Secretary (Principal Financial Officer)	January 23, 2004
/s/ DR. JOHN F. LEHMAN Dr. John F. Lehman	Chairman of the Board of Directors	January 23, 2004
/s/ GEORGE A. SAWYER George A. Sawyer	Director and Secretary	January 23, 2004
/s/ LOUIS N. MINTZ Louis N. Mintz	Director and Assistant Secretary	January 23, 2004
/s/ M. STEVEN ALEXANDER M. Steven Alexander	Director	January 23, 2004
/s/ OLIVER C. BOILEAU, JR. Oliver C. Boileau, Jr.	Director	January 23, 2004
/s/ RANDY H. BRINKLEY Randy H. Brinkley	Director	January 23, 2004
/s/ DONALD GLICKMAN Donald Glickman	Director	January 23, 2004
/s/ SIR CHRISTOPHER LEWINTON Sir Christopher Lewinton	Director	January 23, 2004
/s/ WILLIAM PAUL William Paul	Director	January 23, 2004
/s/ JOSEPH A. STROUD Joseph A. Stroud	Director	January 23, 2004

QuickLinks

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT AUDITORS
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