Form 10-Q
period 2004-02-01
SPECIAL DEVICES INC /DE
filed 2004-03-12
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                               to

Commission File Number: 333-75869

SPECIAL DEVICES, INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	95-3008754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14370 White Sage Road, Moorpark, California 93021	93021
(Address of principal executive offices)	(Zip Code)
(805) 553-1200 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

As of March 5, 2004, the number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	(a) Consolidated Balance Sheets: February 1, 2004 and November 2, 2003	3
	(b) Consolidated Statements of Operations: For the Three Months Ended February 1, 2004 and February 2, 2003	4
	(c) Consolidated Statements of Cash Flows: For the Three Months Ended February 1, 2004 and February 2, 2003	5
	(d) Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	17
Item 4.	Controls and Procedures	17
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		22
Certifications

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	February 1 2004	November 2 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,820	$3,925
Accounts receivable, net of allowances of $451 at February 1, 2004 and $426 at November 2, 2003	12,389	13,265
Inventories	6,845	6,646
Prepaid expenses and other current assets	6,356	6,110

Total current assets	28,410	29,946

Property, plant and equipment, at cost:
Machinery and equipment	91,598	91,524
Furniture, fixtures and computer equipment	6,115	6,080
Construction in progress and other	4,462	4,011

Gross property, plant and equipment	102,175	101,615
Less accumulated depreciation and amortization	(74,088)	(71,956)

Net property, plant and equipment	28,087	29,659
Other assets, net of accumulated amortization	10,799	10,773

Total assets	$67,296	$70,378

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,160	$7,573
Accrued liabilities	7,249	10,449
Current portion of long-term debt	750	750

Total current liabilities	16,159	18,772
Other liabilities	4,476	4,476
Long-term debt, net of current portion	75,295	75,545

Total liabilities	95,930	98,793

Commitments and contingencies (Note 10)
Redeemable stock:
Redeemable preferred stock	4,000	4,000
Redeemable common stock	40,000	39,625

Total redeemable stock	44,000	43,625

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding at February 1, 2004 and November 2, 2003	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at February 1, 2004 and November 2, 2003	30	30
Additional paid-in capital	60,727	61,102
Retained earnings (deficit)	(133,557)	(133,193)
Accumulated foreign currency translation adjustment	166	21

Total stockholders' equity (deficit)	(72,634)	(72,040)

Total liabilities, redeemable stock and stockholders' equity (deficit)	$67,296	$70,378

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 1 2004	February 2 2003
Net sales	$26,506	$25,580
Cost of sales	21,873	21,584

Gross profit	4,633	3,996
Operating expenses	2,806	2,533

Income from operations	1,827	1,463

Other income (expense):
Interest expense, net	(2,141)	(2,247)
Equity in losses of SDI-Molan	(303)	(262)

Total other income (expense)	(2,444)	(2,509)

Loss before income taxes	(617)	(1,046)
Income tax benefit	(253)	(221)

Net loss	$(364)	$(825)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 1 2004	February 2 2003
Cash Flows From Operating Activities:
Net loss	$(364)	$(825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,306	2,365
Equity in losses of SDI-Molan	303	262
Changes in assets and liabilities:
Accounts receivable and other assets	693	414
Inventories	(199)	(1,636)
Accounts payable and other liabilities	(2,613)	(2,240)
Other	121	37

Net cash provided by (used in) operating activities	247	(1,623)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(778)	(1,398)
Net change in investment in and advances to SDI-Molan and affiliates	(532)	(158)
Other	208	(400)

Net cash used in investing activities	(1,102)	(1,956)

Cash Flows From Financing Activities:
Net borrowings under revolving line of credit	—	1,058
Repayment of long-term debt	(250)	(500)

Net cash provided by (used in) financing activities	(250)	558

Net decrease in cash and cash equivalents	(1,105)	(3,021)
Cash and cash equivalents at beginning of year	3,925	4,852

Cash and cash equivalents at end of period	$2,820	$1,831

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,262	$4,324
Income taxes	14	—

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Operations

 Special Devices, Incorporated, a Delaware corporation (the "Company" or "SDI"), is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. The Company's primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system. The Company believes it is the world's largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use SDI's product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers.

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

2. Interim Financial Statements

 The accompanying unaudited interim consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended November 2, 2003. Operating results for the three month period ended February 1, 2004 are not necessarily indicative of the operating results for the full year.

The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123" effective for the second quarter of fiscal 2003. At February 1, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	February 1 2004	February 2 2003
	(In thousands)
Net loss, as reported	$(364)	$(825)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net loss	$(364)	$(825)

3. Recent Accounting Pronouncements

 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity". The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). The Company is required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. The Company's "mezzanine" equity does not meet the requirements of this statement and, therefore, the Company's adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity ("SPE") in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable purpose entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual reporting period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of SPEs. The consolidation requirements apply to all SPEs in the first fiscal year or interim period beginning after December 15, 2003. The Company is currently evaluating the potential impact of the adoption of FIN 46 and FIN 46R.

4. Inventories

 Inventories consist of the following components:

	February 1 2004	November 2 2003
	(In thousands)
Raw materials and components	$2,754	$2,074
Work in process	1,173	1,236
Finished goods	2,918	3,336

Total inventories	$6,845	$6,646

5. Investment in SDI-Molan

 The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

Summarized financial information for SDI-Molan is as follows:

	February 1 2004	November 2 2003
	(In thousands)
Investment in SDI-Molan	$1,442	$1,442
Advances and notes receivable	3,329	2,754

	4,771	4,196
Less prior years losses	(1,570)	(176)
Less current year loss	(303)	(1,394)

Net investment in and advances to affiliates	$2,898	$2,626

	For The Three Months Ended
	February 1 2004	February 2 2003
	(In thousands)
Statement of Operations:
Net sales	$1,628	$40
Gross profit (loss)	64	(173)
Loss from continuing operations	(606)	(524)
Net loss	(606)	(524)

The Company made two working capital loans to SDI-Molan each in the amount of 0.8 million Euro in October 2003 and in August 2002 or approximately $1.9 million in total at February 1, 2004. The loans are denominated in Euros and carry an interest rate of prime plus 2.5% per annum with interest due monthly and principal due in 2006 and 2008, respectively. In addition, the Company has a receivable for expenses from SDI-Molan in the amount of $0.5 million at February 1, 2004. In October 2003, the Company also made a loan to its partners in SDI-Molan in the amount of 0.8 million Euro or approximately $0.9 million at February 1, 2004. The loan carries an interest rate of prime plus 2.5% per annum with principal and interest due in Euros at maturity in 2006.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.9 million Euro or approximately $4.8 million at February 1, 2004. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.9 million at February 1, 2004.

6. Accrued Liabilities

Accrued liabilities consist of the following components:

	February 1 2004	November 2 2003
	(In thousands)
Accrued interest	$1,116	$3,221
Accrued bonuses	735	1,175
Other	5,398	6,053

Total accrued liabilities	$7,249	$10,449

7. Long-Term Debt

 The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On January 30, 2004, the Company elected the LIBOR Rate option for $2.5 million of the Term Loan for a contract term and rate of 3 months and 3.62% per annum, respectively. At February 1, 2004, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $1.9 million in letters of credit outstanding at February 1, 2004. The total amount available under the Revolver at February 1, 2004 was $9.0 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of February 1, 2004. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The following are the fair value and carrying amounts of long-term debt, including current portion:

	February 1 2004	November 2 2003
	(In thousands)
Fair value	$74,573	$69,120
Carrying amount	76,045	76,295

The Company's borrowings under its Term Loan and Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes (the "Notes") issued in 1999 bearing interest at 11 3/8% per annum are traded occasionally in public markets.

8. Income Taxes

 For the quarters ended February 1, 2004 and February 2, 2003, the Company had effective tax rates of 41% and 21%, respectively. The difference in 2003 from the expected statutory rate results primarily from a valuation allowance provided against SDI Germany's losses in fiscal 2003. A reconciliation between the statutory federal income tax benefit and the Company's effective income tax benefit on losses from continuing operations is as follows:

	Three Months Ended
	February 1 2004	February 2 2003
	(In thousands)
Income tax benefit at federal statutory rates	$(209)	$(366)
State income taxes, net of federal income tax effect	(41)	(82)
Foreign source income taxed at other effective rates	(16)	24
Change in valuation allowance	—	163
Nontaxable gain on extinguishment of debt	—	—
Other	13	40

	$(253)	$(221)

9. Recapitalization Transaction

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

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing

Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At February 1, 2004, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company. The following table shows the effect the Recapitalization had on stockholders' equity (deficit) in 1999 (dollars in thousands):

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

Newhall Property.    The Company learned in May 2003 that it holds record title to approximately 156 acres in Newhall, California, including the property on which it conducted its operations prior to relocating to Moorpark in 1999. It had been management's understanding that title to the property was held by an entity affiliated with the Company's former owner, from which the Company leased the property from 1978 until 1999. The Company is investigating the status of ownership of the property and the potential effects, if any, of such status on the Company and its financial statements.

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

	Three Months Ended
	February 1 2004	February 2 2003
Net sales	100.0%	100.0%
Cost of sales	82.5%	84.4%

Gross profit	17.5%	15.6%
Operating expenses	10.6%	9.9%

Income from operations	6.9%	5.7%

Comparison of the Three Months Ended February 1, 2004 to the Three Months Ended February 2, 2003

Net Sales

Consolidated net sales for the first quarter of 2004 were $26.5 million, compared to consolidated net sales of $25.6 million for the first quarter of 2003. The increase in net sales was primarily due to a 13.5% increase in overall unit shipments partially offset by lower unit prices and a decrease in shipments of high value-added lead wire products.

Gross Profit

Consolidated gross profit for the first quarter of 2004 was $4.6 million or 17.5% of consolidated net sales, compared to consolidated gross profit of $4.0 million or 15.6% of consolidated net sales for the first quarter of 2003. The improvement in gross margin is primarily due to productivity gains achieved through operating efficiencies. We continue to make improvements in our manufacturing process, and we investigate and implement innovations that may serve to reduce the cost of production through improved equipment utilization rates and supplier negotiations.

Operating Expenses

Consolidated operating expenses for the first quarter of 2004 were $2.8 million or 10.6% of consolidated net sales, compared with consolidated operating expenses of $2.5 million or 9.9% of consolidated net sales for the first quarter of 2003. The increase in 2004 was primarily due to one-time Moorpark facility costs related to area fires at the end of October 2003.

Other Income (Expense)

Our share of the losses of SDI-Molan was $0.3 million for the first quarter of 2004 and 2003. SDI-Molan, our joint venture in Germany, started operations in September 2002 and is currently ramping up production on its MGG and GSI lines. We expect to reduce the loss in 2004 as shipments to customers increase. However, increased customer shipments may be sensitive to the Euro/U.S. dollar exchange rate and production start-up issues.

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

On January 30, 2004, the Company elected the LIBOR Rate option on $2.5 million of the Term Loan for a contract term and rate of 3 months and 3.62% per annum, respectively. As of February 1, 2004, we had no borrowings and $1.9 million in letters of credit outstanding under the Revolver. The total amount available under the Revolver at February 1, 2004 was $9.0 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly basis. As of February 1, 2004, we were in compliance with all such covenants.

Continuing operations provided cash of $0.2 million and used cash of $1.6 million in the three months ended February 1, 2004 and February 2, 2003, respectively. The increase in cash flow was primarily due to changes in inventory levels. Inventory increased by $0.2 million in the first quarter of 2004 compared to an increase of $1.6 million in the first quarter of 2003. Capital expenditures, primarily for manufacturing equipment, were $0.8 million in the three months ended February 1, 2004 compared to $1.4 million in the three months ended February 2, 2003. We expect to spend approximately $4.0 to $5.0 million on capital expenditures, primarily for manufacturing equipment, during 2004. We made a tax payment of $0.8 million in March 2004 to settle the most recent Internal Revenue Service audit. We will make the next semi-annual interest payment of $4.2 million on our Notes in June 2004. We have made or expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

As of February 1, 2004, we had net liabilities of $28.6 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past two years ended November 2, 2003.

Off-Balance Sheet Arrangements

We have guaranteed bank loans made to SDI-Molan, our German joint venture, under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.9 million Euro or $4.8 million at February 1, 2004. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.9 million at February 1, 2004. See Note 5 to the Consolidated Financial Statements.

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

Revenue Recognition

We manufacture products to customer specifications under standard purchase orders. Sales are primarily recognized when products are shipped.

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

Accounting Developments

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity". The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). We were required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. Our "mezzanine" equity does not meet the requirements of this statement and, therefore, our adoption of this standard did not have a material impact on the our consolidated financial statements.

In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity ("SPE") in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable purpose entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual reporting period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of SPEs. The consolidation requirements apply to all SPEs in the first fiscal year or interim period beginning after December 15, 2003. We are currently evaluating the potential impact of the adoption of FIN 46 and FIN 46R.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At February 1, 2004 we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For legal proceedings, see our Annual Report on Form 10-K for the year ended November 2, 2003.

ITEM 2 THROUGH 5.

Omitted as not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Exhibit No.	Description
1.1(g)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No. 1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(g)	Certificate of Incorporation of the Company.
3.2(g)	Bylaws of the Company.
4.1(g)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(g)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6(k)	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.
10.6(g)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.7(g)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.8(g)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Incorporated (now known as BNP Paribas Principal Incorporated), J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.9(g)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.

10.10(g)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.11(g)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(g)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(g)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.15(g)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Incorporated, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.27(f)	Development Agreement, dated August 28, 1996, between Company and the City of Moorpark.
10.29(h)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.31(h)	1999 Stock Option Plan dated June 23, 1999.
10.41(l)	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.42(l)	Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.).
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
10.45(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 17, 2002.
10.46(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated October 23, 2002.
10.47(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated March 28, 2003.
10.48(p)	Consent and First Amendment to Loan Documents between the Company and Wells Fargo Foothill, Inc. dated April 16, 2003.
10.49(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 13, 2003.
10.50(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 24, 2003.
10.51(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 29, 2003.
10.52(r)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated August 29, 2003.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(o)	Subsidiaries of the Company.

25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

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

  (r)
  Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003 and incorporated herein by reference.

(b)   REPORTS ON FORM 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED

Dated: March 12, 2004	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2004	/s/ JAMES E. REEDER Vice President Finance and Assistant Secretary (Principal Financial Officer)

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