Form 10-Q
period 2004-05-02
SPECIAL DEVICES INC /DE
filed 2004-06-16
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 2, 2004

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

As of June 11, 2004, the number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	(a) Consolidated Balance Sheets: May 2, 2004 and November 2, 2003	3
	(b) Consolidated Statements of Operations: For the Three Months and Six Months Ended May 2, 2004 and May 4, 2003	4
	(c) Consolidated Statements of Cash Flows: For the Six Months Ended May 2, 2004 and May 4, 2003	5
	(d) Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	17
Item 4.	Controls and Procedures	18
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		23
Certifications

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	May 2 2004	November 2 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,531	$3,925
Accounts receivable, net of allowances of $399 at May 2, 2004 and $426 at November 2, 2003	13,549	13,265
Inventories	6,460	6,646
Prepaid expenses and other current assets	6,287	6,110

Total current assets	29,827	29,946

Property, plant and equipment, at cost:
Machinery and equipment	92,108	91,524
Furniture, fixtures and computer equipment	6,186	6,080
Construction in progress and other	5,019	4,011

Gross property, plant and equipment	103,313	101,615
Less accumulated depreciation and amortization	(76,152)	(71,956)

Net property, plant and equipment	27,161	29,659
Other assets, net of accumulated amortization	10,443	10,773

Total assets	$67,431	$70,378

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,243	$7,573
Accrued liabilities	8,315	10,449
Current portion of long-term debt	750	750

Total current liabilities	16,308	18,772
Other liabilities	4,940	4,476
Long-term debt, net of current portion	75,045	75,545

Total liabilities	96,293	98,793

Commitments and contingencies (Note 10)
Redeemable stock:
Redeemable preferred stock	4,000	4,000
Redeemable common stock	40,000	39,625

Total redeemable stock	44,000	43,625

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding at May 2, 2004 and November 2, 2003	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at May 2, 2004 and November 2, 2003	30	30
Additional paid-in capital	60,727	61,102
Retained earnings (deficit)	(133,661)	(133,193)
Accumulated foreign currency translation adjustment	42	21

Total stockholders' equity (deficit)	(72,862)	(72,040)

Total liabilities, redeemable stock and stockholders' equity (deficit)	$67,431	$70,378

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 2 2004	May 4 2003	May 2 2004	May 4 2003
Net sales	$27,591	$30,230	$54,097	$55,810
Cost of sales	21,956	23,670	43,829	45,254

Gross profit	5,635	6,560	10,268	10,556
Operating expenses	3,014	2,622	5,820	5,155

Income from operations	2,621	3,938	4,448	5,401

Other income (expense):
Interest expense, net	(2,265)	(2,236)	(4,406)	(4,483)
Equity in losses of SDI-Molan	(238)	(304)	(541)	(566)

Total other income (expense)	(2,503)	(2,540)	(4,947)	(5,049)

Income (loss) before income taxes	118	1,398	(499)	352
Income tax expense (benefit)	222	297	(31)	76

Net income (loss)	$(104)	$1,101	$(468)	$276

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 2 2004	May 4 2003
Cash Flows From Operating Activities:
Net income (loss)	$(468)	$276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,543	4,583
Equity in losses of SDI-Molan	541	566
Changes in assets and liabilities:
Accounts receivable and other assets	(378)	(1,047)
Inventories	186	(2,775)
Net change in investment in and advances to SDI-Molan and affiliates	(607)	(348)
Accounts payable and other liabilities	(2,000)	272
Other	24	(16)

Net cash provided by operating activities	1,841	1,511

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,943)	(3,472)
Other	208	(405)

Net cash used in investing activities	(1,735)	(3,877)

Cash Flows From Financing Activities:
Repayment of long-term debt	(500)	(750)

Net cash used in financing activities	(500)	(750)

Net decrease in cash and cash equivalents	(394)	(3,116)
Cash and cash equivalents at beginning of year	3,925	4,852

Cash and cash equivalents at end of period	$3,531	$1,736

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,328	$4,406
Income taxes	841	—

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

2. Interim Financial Statements

 The accompanying unaudited interim consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended November 2, 2003. Operating results for the three and six month periods ended May 2, 2004 are not necessarily indicative of the operating results for the full year.

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

At May 2, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	May 2 2004	May 4 2003	May 2 2004	May 4 2003
	(In thousands)
Net income (loss), as reported	$(104)	$1,101	$(468)	$276
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(331)	(299)	(662)	(599)

Pro forma net income (loss)	$(435)	$802	$(1,130)	$(323)

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, the

FASB issued FIN 46R, which among other things, revised the implementation dates applicable to a nonpublic entity such as SDI. The Company is required to immediately apply FIN 46 and FIN 46R ("the Interpretation") to any entity that is subject to the Interpretation and that is created after December 31, 2003. SDI is also required to apply the Interpretation to any entity subject to the Interpretation that was created before December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004. The Company is currently evaluating the potential impact of the adoption of FIN 46 and FIN 46R on the financial reporting of its interest in SDI-Molan.

4. Inventories

 Inventories consist of the following components:

	May 2 2004	November 2 2003
	(In thousands)
Raw materials and components	$2,405	$2,074
Work in process	1,324	1,236
Finished goods	2,731	3,336

Total inventories	$6,460	$6,646

5. Investment in SDI-Molan

 The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

Summarized financial information for SDI-Molan is as follows:

	May 2 2004	November 2 2003
	(In thousands)
Investment in SDI-Molan	$1,442	$1,431
Advances and notes receivable	3,404	2,765

	4,846	4,196
Less prior years losses	(1,570)	(176)
Less current year loss	(541)	(1,394)

Net investment in and advances to affiliates	$2,735	$2,626

	For The Three Months Ended		For The Six Months Ended
	May 2 2004	May 4 2003	May 2 2004	May 4 2003
	(In thousands)
Statement of Operations:
Net sales	$2,397	$425	$4,025	$465
Gross profit (loss)	215	(176)	279	(349)
Loss from operations	(476)	(609)	(1,082)	(1,133)
Net loss	(476)	(609)	(1,082)	(1,133)

The Company made two working capital loans to SDI-Molan each in the amount of 0.8 million Euro in October 2003 and in August 2002 or approximately $1.8 million in total at May 2, 2004. The loans are denominated in Euros and carry an interest rate of prime plus 2.5% per annum with interest due monthly and principal due in 2006 and 2008, respectively. In addition, the Company has a receivable for expenses from SDI-Molan in the amount of $0.7 million at May 2, 2004. In October 2003, the Company also made a loan to its partners in SDI-Molan in the amount of 0.8 million Euro or approximately $0.9 million at May 2, 2004. The loan carries an interest rate of prime plus 2.5% per annum with principal and interest due in Euros at maturity in 2006.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.8 million Euro or approximately $4.5 million at May 2, 2004. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.8 million at May 2, 2004.

6. Accrued Liabilities

 Accrued liabilities consist of the following components:

	May 2 2004	November 2 2003
	(In thousands)
Accrued interest	$3,221	$3,221
Accrued bonuses	440	1,175
Other	4,654	6,053

Total accrued liabilities	$8,315	$10,449

7. Long-Term Debt

 Long-term debt consists of the following components:

	May 2 2004	November 2 2003
	(In thousands)
Term loan	$2,201	$2,701
Senior subordinated notes	73,594	73,594

	75,795	76,295
Less current portion	(750)	(750)

Long-term debt	$75,045	$75,545

The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On April 30, 2004, the Company elected the LIBOR Rate option for $2.2 million of the Term Loan for a contract term and rate of 3 months and 3.67% per annum, respectively. At May 2, 2004, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $1.8 million in letters of credit outstanding at May 2, 2004. The total amount available under the Revolver at May 2, 2004 was $10.5 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of May 2, 2004. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The following are the fair value and carrying amounts of long-term debt, including current portion:

	May 2 2004	November 2 2003
	(In thousands)
Fair value	$72,851	$69,120
Carrying amount	75,795	76,295

The Company's borrowings under its Term Loan and Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes (the "Notes") issued in 1999 bearing interest at 11 3/8% per annum are traded occasionally in public markets.

8. Income Taxes

 The effective tax rate is lower than the statutory tax rate primarily as a result of the valuation allowance provided against the deferred tax asset arising from the Company's share of losses, under the equity method of accounting, from its investment in SDI-Molan.

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

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At

May 2, 2004, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company. The following table shows the effect the Recapitalization had on stockholders' equity (deficit) in 1999 (dollars in thousands):

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

10. Commitments and Contingencies

Defense Criminal Investigative Service Investigation.    The Company's former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service ("DCIS") of the Office of the Inspector General, U.S. Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. The Company responded to a subpoena in 1999, and has met with the government regarding the status of the investigation. The government initially indicated that it no longer was focusing on the organic sealant issue, but believed SDI may have deviated from contractual requirements regarding other organic epoxy. The Company disputed the government's interpretation of the contracts as precluding the use of the epoxy in question and submitted an expert report to that effect. The government responded by reasserting the sealant issue, this time asserting that the sealant may have inhibited the curing of the epoxy, an allegation not previously raised. The Company is responding to the latest allegation but has preliminarily concluded that certain assumptions underlying the allegation as presented are erroneous. One potential consequence of civil proceedings, if filed, is the possibility that the Company would be suspended from future military and federal government sales, and if found liable, debarred from such sales for a period of time. This would not be expected to materially affect the Company's financial condition, results of operations or liquidity given the divestiture of the Aerospace Division, which was completed in 2001. It could, however, affect the Company's ability to reenter the aerospace market. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

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

Newhall Property.    The Company learned in May 2003 that it holds record title to approximately 156 acres in Newhall, California, including the property on which it conducted its operations prior to relocating to Moorpark in 1999. It had been management's understanding that title to the property was held by an entity affiliated with the Company's former owner, from which the Company leased the property from 1978 until 1999. The Company has investigated the status of ownership of the property and the potential effects, if any, of such status on the Company and its financial statements. As a result of its investigation, the Company has reached an agreement in principle to transfer title to the property to its former landlord, in exchange for payment of certain expenses related to the investigation, and has concluded that the transaction will not have a material adverse impact on the Company and its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower priced standard products as replacements for higher priced legacy lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product. The retail automotive market remains very competitive as the OEMs compete for market share. Automobile manufacturers continue to offer an array of incentives in an effort to sustain sales.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.

Results of Operations

The following table is derived from our Consolidated Statements of Operations and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months Ended		Six Months Ended
	May 2 2004	May 4 2003	May 2 2004	May 4 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.6%	78.3%	81.0%	81.1%

Gross profit	20.4%	21.7%	19.0%	18.9%
Operating expenses	11.0%	8.7%	10.8%	9.2%

Income from operations	9.4%	13.0%	8.2%	9.7%

Comparison of the Three Months Ended May 2, 2004 to the Three Months Ended May 4, 2003

Net Sales

Consolidated net sales for the second quarter of 2004 were $27.6 million, compared to consolidated net sales of $30.2 million for the second quarter of 2003. The decrease in net sales was primarily due to lower unit prices and a decrease in shipments of high value-added lead wire products.

Gross Profit

Consolidated gross profit for the second quarter of 2004 was $5.6 million or 20.4% of consolidated net sales, compared to consolidated gross profit of $6.6 million or 21.7% of consolidated net sales for the second quarter of 2003. The decrease in gross profit was due to lower unit prices for standard products as well as reduced shipment levels of high value-added lead wire products.

Operating Expenses

Consolidated operating expenses for the second quarter of 2004 were $3.0 million or 11.0% of consolidated net sales, compared with consolidated operating expenses of $2.6 million or 8.7% of consolidated net sales for the second quarter of 2003. The increase in 2004 was primarily due to increased legal expenses.

Other Income (Expense)

Our share of the losses of SDI-Molan was $0.2 million for the second quarter of 2004 and compared with $0.3 million for the second quarter of 2003. SDI-Molan, our joint venture in Germany, started operations in September 2002 and is currently ramping up production on its MGG and GSI lines. We expect to reduce the loss in 2004 as shipments to customers increase. However, increased customer shipments may be sensitive to the Euro/U.S. dollar exchange rate and production start-up issues.

Comparison of the Six Months Ended May 2, 2004 to the Six Months Ended May 4, 2003

Net Sales

Consolidated net sales for the first six months of 2004 were $54.1 million, compared to consolidated net sales of $55.8 million for the first six months of 2003. The decrease in net sales was primarily due to lower unit prices and a decrease in shipments of high value-added lead wire products.

Gross Profit

Consolidated gross profit for the first six months of 2004 was $10.3 million or 19.0% of consolidated net sales, compared to consolidated gross profit of $10.6 million or 18.9% of consolidated net sales for the first six months of 2003. The decrease in gross profit was due to lower unit prices and a decrease in shipments of high value-added lead wire products. The improvement in gross margin is primarily due to productivity gains achieved through operating efficiencies. We continue to make improvements in our manufacturing process, and we investigate and implement innovations that may serve to reduce the cost of production through improved equipment utilization rates and supplier negotiations.

Operating Expenses

Consolidated operating expenses for the first six months of 2004 were $5.8 million or 10.8% of consolidated net sales, compared with consolidated operating expenses of $5.2 million or 9.2% of consolidated net sales for the first six months of 2003. The increase in 2004 was primarily due to increased legal expenses.

Other Income (Expense)

Our share of the losses of SDI-Molan was $0.5 million for the first six months of 2004 compared with $0.6 million for the first six months of 2003. SDI-Molan, our joint venture in Germany, started operations in September 2002 and is currently ramping up production on its MGG and GSI lines. We expect to reduce the loss in 2004 as shipments to customers increase. However, increased customer shipments may be sensitive to the Euro/U.S. dollar exchange rate and production start-up issues.

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

On April 30, 2004, we elected the LIBOR Rate option on $2.2 million of the Term Loan for a contract term and rate of 3 months and 3.67% per annum, respectively. As of May 2, 2004, we had no borrowings and had $1.8 million in letters of credit outstanding under the Revolver. The total amount available under the Revolver at May 2, 2004 was $10.5 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly basis. As of May 2, 2004, we were in compliance with all such covenants.

Operating activities provided cash of $1.8 million and $1.5 million in the six months ended May 2, 2004 and May 4, 2003, respectively. The increase in cash flow was primarily due to changes in inventory levels. Inventory decreased by $0.1 million in the first six months of 2004 compared to an increase of $2.8 million in the first six months of 2003. Capital expenditures, primarily for manufacturing equipment, were $1.9 million in the six months ended May 2, 2004 compared to $3.5 million in the six months ended May 4, 2003. We expect to spend approximately $4.0 to $5.0 million on capital expenditures, primarily for manufacturing equipment, during 2004. We made a tax payment of $0.8 million in March 2004 to settle the most recent Internal Revenue Service audit. We will make the next semi-annual interest payment of $4.2 million on our Notes in June 2004. We have made or expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

As of May 2, 2004, we had net liabilities of $28.9 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past two years ended November 2, 2003.

Off-Balance Sheet Arrangements

We have guaranteed bank loans made to SDI-Molan, our German joint venture, under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.8 million Euro or $4.5 million at May 2, 2004. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.8 million at May 2, 2004. See Note 5 to the Consolidated Financial Statements.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FIN 46R, which among other things, revised the implementation dates applicable to a nonpublic entity such as SDI. We are required to immediately apply FIN 46 and FIN 46R ("the Interpretation") to any entity that is subject to the Interpretation and that is created after December 31, 2003. SDI is also required to apply the Interpretation to any entity subject to the Interpretation that was created before December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004. We are currently evaluating the potential impact of the adoption of FIN 46 and FIN 46R on the financial reporting of our interest in SDI-Molan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At May 2, 2004 we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For legal proceedings, see our Annual Report on Form 10K for the year ended November 2, 2003.

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

SPECIAL DEVICES, INCORPORATED

Dated: June 14, 2004	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: June 14, 2004	/s/ JAMES E. REEDER Vice President Finance and Assistant Secretary (Principal Financial Officer)

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