Form 10-K/A
period 2003-11-02
SPECIAL DEVICES INC /DE
filed 2004-06-30
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

NOTE

Special Devices, Incorporated is amending its Annual report on Form 10-K for the year ended November 2, 2003 to include as an exhibit the financial statements of SDI-Molan GmbH and Co. KG ("SDI-Molan") for the year ended December 31, 2003. SDI-Molan is a fifty percent owned joint venture in Germany and is accounted for under the equity method of accounting. We are filing the financial statements of SDI-Molan because our share of their losses is material to our results of operations.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page
(a)(1)*	FINANCIAL STATEMENTS
	Report of Independent Auditors	F-1
	Consolidated Balance Sheets at November 2, 2003 and November 3, 2002	F-2
	Consolidated Statements of Operations for each of the three years in the period ended November 2, 2003	F-4
	Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended November 2, 2003	F-5
	Consolidated Statements of Cash Flows for each of the three years in the period ended November 2, 2003	F-6
	Notes to Consolidated Financial Statements	F-7
(a)(2)*	FINANCIAL STATEMENT SCHEDULES

All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the Consolidated Financial Statements or related Notes thereto.
* Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2003 and incorporated herein by reference.
(a)(3)	EXHIBITS
Exhibit No.	Description
1.1(g)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No. 1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(g)	Certificate of Incorporation of the Company.
3.2(g)	Bylaws of the Company.
4.1(g)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(g)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6(k)	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.

10.6(g)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.7(g)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.8(g)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Incorporated (now known as BNP Paribas Principal Incorporated), J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.9(g)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, BNP Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.10(g)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, BNP Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.11(g)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(g)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(g)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.15(g)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, BNP Paribas Principal Incorporated, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.27(f)	Development Agreement, dated August 28, 1996, between the Company and the City of Moorpark.
10.29(h)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.31(h)	1999 Stock Option Plan dated June 23, 1999.
10.41(l)	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.42(l)	Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.).
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
10.45(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 17, 2002.
10.46(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated October 23, 2002.
10.47(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated March 28, 2003.
10.48(p)	Consent and First Amendment to Loan Documents between the Company and Wells Fargo Foothill, Inc. dated April 16, 2003.

10.49(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 13, 2003.
10.50(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 24, 2003.
10.51(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 29, 2003.
10.52(r)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated August 29, 2003.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(o)	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.
99.8	Financial statements of SDI-Molan GmbH & Co. KG for the year ended December 31, 2003.

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

(b)   REPORTS ON FORM 8-K

        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moorpark, State of California, on the 30th day of June 2004.

SPECIAL DEVICES, INCORPORATED
By:	/s/ James E. Reeder

Vice President Finance and Assistant Secretary (Principal Financial Officer)

QuickLinks

NOTE
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES