Form 10-Q
period 2004-08-01
SPECIAL DEVICES INC /DE
filed 2004-09-15
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 1, 2004

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

As of September 10, 2004, the number of outstanding shares of the Registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	(a) Consolidated Balance Sheets: August 1, 2004 and November 2, 2003	3
	(b) Consolidated Statements of Operations: For the Three Months and Nine Months Ended August 1, 2004 and August 3, 2003	4
	(c) Consolidated Statements of Cash Flows: For the Nine Months Ended August 1, 2004 and August 3, 2003	5
	(d) Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	18
Item 4.	Controls and Procedures	18
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		23
Certifications

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 1 2004	November 2 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,254	$3,925
Accounts receivable, net of allowances of $315 at August 1, 2004 and $426 at November 2, 2003	14,204	13,265
Inventories	5,848	6,646
Prepaid expenses and other current assets	5,710	6,110

Total current assets	28,016	29,946

Property, plant and equipment, at cost:
Machinery and equipment	94,003	91,524
Furniture, fixtures and computer equipment	6,241	6,080
Construction in progress and other	3,892	4,011

Gross property, plant and equipment	104,136	101,615
Less accumulated depreciation and amortization	(78,054)	(71,956)

Net property, plant and equipment	26,082	29,659
Other assets, net of accumulated amortization	10,629	10,773

Total assets	$64,727	$70,378

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,979	$7,573
Accrued liabilities	6,836	10,449
Current portion of long-term debt	750	750

Total current liabilities	14,565	18,772
Other liabilities	4,976	4,476
Long-term debt, net of current portion	74,795	75,545

Total liabilities	94,336	98,793

Commitments and contingencies (Note 10)
Redeemable stock:
Redeemable preferred stock	4,000	4,000
Redeemable common stock	41,500	39,625

Total redeemable stock	45,500	43,625

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding at August 1, 2004 and November 2, 2003	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at August 1, 2004 and November 2, 2003	30	30
Additional paid-in capital	59,227	61,102
Retained earnings (deficit)	(134,361)	(133,193)
Accumulated foreign currency translation adjustment	(5)	21

Total stockholders' equity (deficit)	(75,109)	(72,040)

Total liabilities, redeemable stock and stockholders' equity (deficit)	$64,727	$70,378

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1 2004	August 3 2003	August 1 2004	August 3 2003
Net sales	$25,323	$26,962	$79,420	$82,772
Cost of sales	20,811	21,805	64,640	67,059

Gross profit	4,512	5,157	14,780	15,713
Operating expenses	3,554	3,349	9,374	8,504

Income from operations	958	1,808	5,406	7,209
Interest expense, net	(2,176)	(2,164)	(6,582)	(6,647)

Income (loss) before income taxes	(1,218)	(356)	(1,176)	562
Income tax benefit	(432)	(153)	(463)	(77)

Income (loss) before equity in net earnings (losses) of SDI-Molan	(786)	(203)	(713)	639
Equity in net earnings (losses) of SDI-Molan	86	(355)	(455)	(921)

Net loss	$(700)	$(558)	$(1,168)	$(282)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 1 2004	August 3 2003
Cash Flows From Operating Activities:
Net loss	$(1,168)	$(282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,681	6,965
Equity in losses of SDI-Molan	455	921
Changes in assets and liabilities:
Accounts receivable and other assets	(506)	1,045
Inventories	798	(1,662)
Net change in investment in and advances to SDI-Molan and affiliates	(703)	(1,129)
Accounts payable and other liabilities	(3,707)	(4,403)
Other	23	22

Net cash provided by operating activities	1,873	1,477

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,879)	(4,831)
Other	85	25

Net cash used in investing activities	(2,794)	(4,806)

Cash Flows From Financing Activities:
Repayment of long-term debt	(750)	(1,024)

Net cash used in financing activities	(750)	(1,024)

Net decrease in cash and cash equivalents	(1,671)	(4,353)
Cash and cash equivalents at beginning of year	3,925	4,852

Cash and cash equivalents at end of period	$2,254	$499

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,573	$8,683
Income taxes	841	—

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

The Company formed a joint venture partnership, Special Devices-Molan GmbH & Co. KG ("SDI-Molan") in Germany in June 2001. The Company's 50% interest in SDI-Molan is held by SDI Germany GmbH ("SDI Germany"), a wholly owned German subsidiary. SDI Germany was established in 2001 for the purpose of holding the interest in the joint venture. SDI-Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators ("MGG"), and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan began operations in 2002 with its MGG production line. Commercial production commenced on its Global Standard Initiator ("GSI") lines in 2004.

In June 2002, the Company incorporated Special Devices Japan Kabushiki Kaisha ("SDI Japan") in Japan and SDI Japan began operations as a sales office in 2003. The Company previously distributed its products in Japan through an agent. In November 2002, the Company formed Special Devices (Thailand) Co., Ltd ("SD Thailand") in Thailand. SD Thailand is leasing a production ready facility in Thailand and shipped qualifying products in the second half of 2003. Commercial production is expected to scale up in 2005.

2. Interim Financial Statements

 The accompanying unaudited interim consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended November 2, 2003. Operating results for the three and nine month periods ended August 1, 2004 are not necessarily indicative of the operating results for the full year.

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

At August 1, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	August 1 2004	August 3 2003	August 1 2004	August 3 2003
	(In thousands)
Net loss, as reported	$(700)	$(558)	$(1,168)	$(282)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(347)	(299)	(1,009)	(898)

Pro forma net loss	$(1,047)	$(857)	$(2,177)	$(1,180)

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

4. Inventories

 Inventories consist of the following components:

	August 1 2004	November 2 2003
	(In thousands)
Raw materials and components	$2,681	$2,074
Work in process	1,423	1,236
Finished goods	1,744	3,336

Total inventories	$5,848	$6,646

5. Investment in SDI-Molan

 The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

Summarized financial information for SDI-Molan is as follows:

	August 1 2004	November 2 2003
	(In thousands)
Investment in SDI-Molan	$1,442	$1,431
Advances and notes receivable	3,645	2,765

	5,087	4,196
Less prior years losses	(1,570)	(176)
Less current year loss	(455)	(1,394)

Net investment in and advances to affiliates	$3,062	$2,626

	For The Three Months Ended		For The Nine Months Ended
	August 1 2004	August 3 2003	August 1 2004	August 3 2003
	(In thousands)
Statement of Operations:
Net sales	$3,663	$986	$7,688	$1,451
Gross profit (loss)	776	2	1,055	(347)
Income (loss) from operations	358	(472)	(496)	(1,381)
Net income (loss)	171	(709)	(911)	(1,842)

The Company made two working capital loans to SDI-Molan each in the amount of 0.8 million Euro in October 2003 and in August 2002 or approximately $1.8 million in total at August 1, 2004. The loans are denominated in Euros and carry an interest rate of prime plus 2.5% per annum with interest due monthly and principal due in 2006 and 2008, respectively. The Company also made a short term loan of $0.3 million in June 2004 which was repayable in full by August 2004. At August 1, 2004, $0.1 million was outstanding. In addition, the Company has a receivable for expenses from SDI-Molan in the amount of $0.8 million at August 1, 2004. In October 2003, the Company also made a loan to its partners in SDI-Molan in the amount of 0.8 million Euro or approximately $0.9 million at August 1, 2004. The loan carries an interest rate of prime plus 2.5% per annum with principal and interest due in Euros at maturity in 2006.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.6 million Euro or approximately $4.3 million at August 1, 2004. The Company's guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.8 million at August 1, 2004.

6. Accrued Liabilities

 Accrued liabilities consist of the following components:

	August 1 2004	November 2 2003
	(In thousands)
Accrued interest	$1,127	$3,221
Accrued environmental expense	896	852
Accrued bonuses	500	1,175
Other	4,313	5,201

Total accrued liabilities	$6,836	$10,449

7. Long-Term Debt

 Long-term debt consists of the following components:

	August 1 2004	November 2 2003
	(In thousands)
Term loan	$1,951	$2,701
Senior subordinated notes	73,594	73,594

	75,545	76,295
Less current portion	(750)	(750)

Long-term debt	$74,795	$75,545

The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Credit Facility requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On July 30, 2004, the Company elected the LIBOR Rate option for $2.0 million of the Term Loan for a contract term and rate of 3 months and 4.18% per annum, respectively. At August 1, 2004, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $1.8 million in letters of credit outstanding at August 1, 2004. The total amount available under the Revolver at August 1, 2004 was $10.8 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of August 1, 2004. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The following are the fair value and carrying amounts of long-term debt, including current portion:

	August 1 2004	November 2 2003
	(In thousands)
Fair value	$72,969	$69,120
Carrying amount	75,545	76,295

The Company's borrowings under its Term Loan and Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes (the "Notes") issued in 1999 bearing interest at 11 3/8% per annum are traded occasionally in public markets.

8. Income Taxes

 The effective tax benefit rate is lower than the statutory tax rate primarily as a result of the valuation allowance provided against the deferred tax asset arising from the Company's share of losses, under the equity method of accounting, from its investment in SDI-Molan.

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

In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing

Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At August 1, 2004, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company. The following table shows the effect the Recapitalization had on stockholders' equity (deficit) in 1999 (dollars in thousands):

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

Qui Tam Suit.    On July 28, 2004, the Company entered into a Stipulation Re Dismissal in the civil action entitled United States ex rel. Charles K. Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on SDI in December 2001, was a qui tam lawsuit in which a former employee of SDI sought, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. Pursuant to the Stipulation, on July 30, 2004 the lawsuit was dismissed with prejudice with respect to the relator and without prejudice with respect to the federal government. Concurrently, the parties entered into a Settlement Agreement pursuant to which the relator released all claims against SDI in exchange for payment by SDI in the amount of $412,500. The settlement was recognized as an operating expense in the quarter ended August 1, 2004.

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

Newhall Property.    The Company learned in May 2003 that it held record title to approximately 156 acres in Newhall, California, including the property on which it conducted its operations prior to relocating to Moorpark in 1999. It had been management's understanding that title to the property was held by an entity affiliated with the Company's former owner, from which the Company leased the property from 1978 until 1999. The Company investigated the status of ownership of the property and the potential effects, if any, of such status on the Company and its financial statements. As a result of its investigation, the Company has transferred title to the property to its former landlord, in exchange for its agreement to pay certain expenses related to the investigation, and has concluded that the transaction will not have a material adverse impact on the Company and its financial statements.

11. Subsequent Event

 In late August 2004, the Company reached a decision to reduce its U.S. workforce by approximately 20%. The reductions are expected to be completed by the end of the first quarter of 2005. The action is the result of improvements to SDI's manufacturing productivity and is designed to reduce costs and improve the Company's profitability during 2005. One-time termination benefits of severance and health insurance of approximately $0.4 million are expected to be accrued in the fourth quarter of fiscal 2004 and paid during the first quarter of fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower priced standard products as replacements for higher priced legacy lead wire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product. The retail automotive market remains very competitive as the OEMs compete for market share. Automobile manufacturers continue to offer an array of incentives in an effort to sustain sales. In recent years, our automotive sales volume has been subject to the outcome of various make-or-buy decisions from a major customer who has the capability to manufacture select initiator products. We expect this trend to continue in the future. While we have been able to offset these decreases in volume with gains from other customers, there can be no assurance that we can continue to do so in the future.

Following the expiration of certain noncompete agreements in select aerospace and military market segments, we have been developing internal capabilities to reenter these markets. During the third quarter we began bidding on contracts in these markets. We expect to continue to pursue opportunities in this business.

We have been working on test units of a new product line called electronic ignition modules ("EIM's") that will be sold to commercial mining and blasting customers worldwide. The initial shipments to customers are expected in 2005.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.

Results of Operations

The following table is derived from our Consolidated Statements of Operations and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	August 1 2004	August 3 2003	August 1 2004	August 3 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2%	80.9%	81.4%	81.0%

Gross profit	17.8%	19.1%	18.6%	19.0%
Operating expenses	14.0%	12.4%	11.8%	10.3%

Income from operations	3.8%	6.7%	6.8%	8.7%

Comparison of the Three Months Ended August 1, 2004 to the Three Months Ended August 3, 2003

Net Sales

Consolidated net sales for the third quarter of 2004 were $25.3 million, compared to consolidated net sales of $27.0 million for the third quarter of 2003. The decrease in net sales was primarily due to lower unit prices and a decrease in shipments of high value-added lead wire products. Also, one of our European customers substituted an SDI-Molan product for a product manufactured by SDI in the U.S., which reduced SDI's consolidated net sales during the third quarter of 2004. SDI-Molan is accounted for on the equity method of accounting and therefore its sales of $3.7 million and $1.0 million in the third quarter of 2004 and 2003, respectively, are not included in consolidated net sales.

Gross Profit

Consolidated gross profit for the third quarter of 2004 was $4.5 million or 17.8% of consolidated net sales, compared to consolidated gross profit of $5.2 million or 19.1% of consolidated net sales for the third quarter of 2003. The decrease in gross profit was due to lower unit prices for standard products as well as reduced shipment levels of high value-added lead wire products.

Operating Expenses

Consolidated operating expenses for the third quarter of 2004 were $3.6 million or 14.0% of consolidated net sales, compared with consolidated operating expenses of $3.3 million or 12.4% of consolidated net sales for the third quarter of 2003. The increase in 2004 was primarily due to the settlement of the Qui Tam suit during the third quarter of 2004. Excluding the settlement, operating expenses declined by $0.1 million.

Equity in Net Earnings (Losses) of SDI-Molan

Our share of the income of SDI-Molan was $0.1 million for the third quarter of 2004 compared with a loss of $0.4 million for the third quarter of 2003. SDI-Molan, our joint venture in Germany, commenced commercial production of Global Standard Initiators ("GSI") in 2004. During the third quarter of 2004, SDI-Molan shipped GSI to one of our European customers in substitution for a U.S. manufactured product. The increase in shipments led to a profit for the third quarter of 2004.

Comparison of the Nine Months Ended August 1, 2004 to the Nine Months Ended August 3, 2003

Net Sales

Consolidated net sales for the first nine months of 2004 were $79.4 million, compared to consolidated net sales of $82.8 million for the first nine months of 2003. The decrease in net sales was primarily due to lower unit prices and a decrease in shipments of high value-added lead wire products. Also, one of our European customers substituted an SDI-Molan product for a product manufactured by SDI in the U.S., which reduced SDI's consolidated net sales in 2004. SDI-Molan is accounted for on the equity method of accounting and therefore its sales of $7.7 million and $1.5 million for the nine months ended August 1, 2004 and August 3, 2003, respectively, are not included in consolidated net sales.

Gross Profit

Consolidated gross profit for the first nine months of 2004 was $14.8 million or 18.6% of consolidated net sales, compared to consolidated gross profit of $15.7 million or 19.0% of consolidated net sales for the first nine months of 2003. The decrease in gross profit was due to lower unit prices and a decrease in shipments of high value-added lead wire products.

Operating Expenses

Consolidated operating expenses for the first nine months of 2004 were $9.4 million or 11.8% of consolidated net sales, compared with consolidated operating expenses of $8.5 million or 10.3% of consolidated net sales for the first nine months of 2003. The increase in 2004 was due to increased legal expenses and the settlement of the Qui Tam suit during the third quarter of 2004.

Equity in Net Earnings (Losses) of SDI-Molan

Our share of the losses of SDI-Molan was $0.5 million for the first nine months of 2004 compared with $0.9 million for the first nine months of 2003. SDI-Molan, our joint venture in Germany, commenced commercial production of GSI in 2004. During the third quarter of 2004, SDI-Molan shipped GSI to one of our European customers in substitution for a U.S. manufactured product. We expect to reduce the loss in 2004 as shipments to customers increase. However, increased customer shipments may be sensitive to the Euro/U.S. dollar exchange rate and production start-up issues.

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

On July 30, 2004, we elected the LIBOR Rate option on $2.0 million of the Term Loan for a contract term and rate of 3 months and 4.187% per annum, respectively. As of August 1, 2004, we had no borrowings and had $1.8 million in letters of credit outstanding under the Revolver. The total amount available under the Revolver at August 1, 2004 was $10.8 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly basis. As of August 1, 2004, we were in compliance with all such covenants.

Operating activities provided cash of $1.9 million and $1.5 million in the nine months ended August 1, 2004 and August 3, 2003, respectively. Capital expenditures, primarily for manufacturing equipment, were $2.9 million in the nine months ended August 1, 2004 compared to $4.8 million in the nine months ended August 3, 2003. We expect to spend a total of approximately $4.0 to $5.0 million on capital expenditures, primarily for manufacturing equipment, during 2004. We will make the next semi-annual interest payment of $4.2 million on our Notes in December 2004. We have made or expect to make the aforementioned payments with cash from operations and borrowings under the Revolver.

As of August 1, 2004, we had net liabilities of $29.6 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past two years ended November 2, 2003.

Off-Balance Sheet Arrangements

We have guaranteed bank loans made to SDI-Molan, our German joint venture, under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.6 million Euro or $4.3 million at August 1, 2004. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.8 million at August 1, 2004. See Note 5 to the Consolidated Financial Statements.

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

Subsequent Event

In late August 2004, we reached a decision to reduce our U.S. workforce by approximately 20%. The reductions are expected to be completed by the end of the first quarter of 2005. The action is the result of improvements to our manufacturing productivity and is designed to reduce costs and improve our profitability during 2005. One-time termination benefits of severance and health insurance of approximately $0.4 million are expected to be accrued in the fourth quarter of fiscal 2004 and paid during the first quarter of fiscal 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At August 1, 2004 we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Vice President Finance of Special Devices, Incorporated (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

During the quarter ended August 1, 2004, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SDI have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Qui Tam Suit.    On July 28, 2004, we entered into a Stipulation Re Dismissal in the civil action entitled United States ex rel. Charles K. Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on SDI in December 2001, was a qui tam lawsuit in which a former employee of SDI sought, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. Pursuant to the Stipulation, on July 30, 2004 the lawsuit was dismissed with prejudice with respect to the relator and without prejudice with respect to the federal government. Concurrently, the parties entered into a Settlement Agreement pursuant to which the relator released all claims against SDI in exchange for payment by SDI in the amount of $412,500.

For other legal proceedings, see Note 10 to the Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended November 2, 2003.

ITEM 2 THROUGH 5

Omitted as not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
EXHIBITS

Exhibit No.	Description
1.1(g)	Purchase Agreement, dated as of December 11, 1998, among SDI Acquisition Corp. and BT Alex. Brown Incorporated and Paribas Corporation.
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No. 1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(g)	Certificate of Incorporation of the Company.
3.2(g)	Bylaws of the Company.
4.1(g)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(g)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
4.6(k)	Certificate of Designation of Preferences and Relative Participating, Optional and Other Special Rights of Series A 6% Cumulative Convertible Preferred Stock of Special Devices, Incorporated dated as of February 28, 2001.
10.6(g)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.

10.7(g)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.8(g)	Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Incorporated (now known as BNP Paribas Principal Incorporated), J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.9(g)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.10(g)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.11(g)	Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.12(g)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.13(g)	Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.15(g)	Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, Paribas Principal Incorporated, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.
10.19(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.20(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.
10.27(f)	Development Agreement, dated August 28, 1996, between Company and the City of Moorpark.
10.29(h)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.
10.31(h)	1999 Stock Option Plan dated June 23, 1999.
10.41(l)	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.42(l)	Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.).
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
10.45(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 17, 2002.
10.46(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated October 23, 2002.
10.47(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated March 28, 2003.
10.48(p)	Consent and First Amendment to Loan Documents between the Company and Wells Fargo Foothill, Inc. dated April 16, 2003.
10.49(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 13, 2003.

10.50(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 24, 2003.
10.51(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 29, 2003.
10.52(r)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated August 29, 2003.
12.1(g)	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1(o)	Subsidiaries of the Company.
25.1(g)	Form T-1 Statement of Eligibility of United States Trust Company of New York to act as trustee under the Indenture.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.
99.8(s)	Financial statements of SDI-Molan GmbH & Co. KG for the year ended December 31, 2003.

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

  (s)
  Previously filed as an exhibit to the Company's Annual Report on Form 10-K/A for the fiscal year ended November 2, 2003 and incorporated herein by reference.

(b)
REPORTS ON FORM 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED

Dated: September 14, 2004	/s/ THOMAS W. CRESANTE Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: September 14, 2004	/s/ JAMES E. REEDER Vice President Finance and Assistant Secretary (Principal Financial Officer)

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2 THROUGH 5
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES