Form 10-Q/A
period 2004-08-01
SPECIAL DEVICES INC /DE
filed 2005-02-03
CIK 875525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

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
(805) 553-1200
(Registrant’s telephone number, including area code)

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

As of September 10, 2004, the number of outstanding shares of the registrant’s common stock was 3,712,764.

EXPLANATORY NOTE

Special Devices, Incorporated is amending its Quarterly report on Form 10-Q for the quarterly period ended August 1, 2004 to file as an exhibit an agreement with the former chief operating officer and to restate the consolidated financial statements to record the costs related to this agreement as further discussed in Note 2 to the consolidated financial statements. The Audit Committee and management of the Company determined that the Company should restate the financial statements for the interim three month and nine month periods ended August 1, 2004 to reflect the appropriate accounting treatment for a separation agreement with the Company’s former chief operating officer. The Company had been expensing the costs of the agreement over its term and had not accounted for the agreement as a deemed modification of the former chief operating officer’s vested and unexercised stock options. The Audit Committee and management of the Company, after further review of the agreement in question, determined that the severance costs should have been accrued and compensation cost for the deemed modification of the stock options should have been recorded when the agreement was signed in the quarter ended August 1, 2004 because the agreement did not require performance of substantive services during its term.  This restatement primarily involves an accrual for severance costs and a charge to compensation expense for the deemed modification of the stock options and resulted in an increase in operating expenses of $689,000, from $3,554,000 to $4,243,000 for the three month period ended August 1, 2004 and from $9,374,000 to $10,063,000 for the nine month period ended August 1, 2004, and an increase in net loss of $561,000, from $700,000 to $1,261,000 for the three month period ended August 1, 2004 and from $1,168,000 to $1,729,000 for the nine month period ended August 1, 2004.  Except for Items 1, 2 and 4 of Part I, Item 6 of Part II and, pursuant to Rule 12b-15, new certifications from the Principal Executive Officer and Principal Financial Officer, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

Items not being amended are presented for the convenience of the reader only. This Report continues to be presented as of the date of the original Quarterly Report on Form 10-Q and the Company has not updated the disclosure in this report to a later date.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 1 2004	November 2 2003
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,254	$3,925
Accounts receivable, net of allowances of $315 at August 1, 2004 and $426 at November 2, 2003	14,204	13,265
Inventories	5,848	6,646
Prepaid expenses and other current assets	5,710	6,110
Total current assets	28,016	29,946
Property, plant and equipment, at cost:
Machinery and equipment	94,003	91,524
Furniture, fixtures and computer equipment	6,241	6,080
Construction in progress and other	3,892	4,011
Gross property, plant and equipment	104,136	101,615
Less accumulated depreciation and amortization	(78,054)	(71,956)
Net property, plant and equipment	26,082	29,659
Other assets, net of accumulated amortization	10,629	10,773
Total assets	$64,727	$70,378
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,979	$7,573
Accrued liabilities	7,044	10,449
Current portion of long-term debt	750	750
Total current liabilities	14,773	18,772
Other liabilities	4,976	4,476
Long-term debt, net of current portion	74,795	75,545
Total liabilities	94,544	98,793
Commitments and contingencies (Note 11)
Redeemable stock:
Redeemable preferred stock	4,000	4,000
Redeemable common stock	41,500	39,625
Total redeemable stock	45,500	43,625
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 4,000 shares issued and outstanding at August 1, 2004 and November 2, 2003	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 3,712,764 shares issued and outstanding at August 1, 2004 and November 2, 2003	30	30
Additional paid-in capital	59,580	61,102
Retained earnings (deficit)	(134,922)	(133,193)
Accumulated foreign currency translation adjustment	(5)	21
Total stockholders’ equity (deficit)	(75,317)	(72,040)
Total liabilities, redeemable stock and stockholders’ equity (deficit)	$64,727	$70,378

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 1 2004	August 3 2003	August 1 2004	August 3 2003
	(as restated)		(as restated)
Net sales	$25,323	$26,962	$79,420	$82,772
Cost of sales	20,811	21,805	64,640	67,059
Gross profit	4,512	5,157	14,780	15,713
Operating expenses	4,243	3,349	10,063	8,504
Income from operations	269	1,808	4,717	7,209
Interest expense, net	(2,176)	(2,164)	(6,582)	(6,647)
Income (loss) before income taxes	(1,907)	(356)	(1,865)	562
Income tax benefit	(560)	(153)	(591)	(77)
Income (loss) before equity in net earnings (losses) of SDI-Molan	(1,347)	(203)	(1,274)	639
Equity in net earnings (losses) of SDI-Molan	86	(355)	(455)	(921)
Net loss	$(1,261)	$(558)	$(1,729)	$(282)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 1 2004	August 3 2003
	(as restated)
Cash Flows From Operating Activities:
Net loss	$(1,729)	$(282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,681	6,965
Equity in losses of SDI-Molan	455	921
Compensation from stock options	353	—
Changes in assets and liabilities:
Accounts receivable and other assets	(506)	1,045
Inventories	798	(1,662)
Net change in investment in and advances to SDI-Molan and affiliates	(703)	(1,129)
Accounts payable and other liabilities	(3,499)	(4,403)
Other	23	22
Net cash provided by operating activities	1,873	1,477
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,879)	(4,831)
Other	85	25
Net cash used in investing activities	(2,794)	(4,806)
Cash Flows From Financing Activities:
Repayment of long-term debt	(750)	(1,024)
Net cash used in financing activities	(750)	(1,024)
Net decrease in cash and cash equivalents	(1,671)	(4,353)
Cash and cash equivalents at beginning of year	3,925	4,852
Cash and cash equivalents at end of period	$2,254	$499
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,573	$8,683
Income taxes	841	—

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Operations

Special Devices, Incorporated, a Delaware corporation (the “Company” or “SDI”), is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. The Company’s primary products are initiators, which function like an “electrical match” to ignite the gas generating charge in an automotive airbag system. The Company believes it is the world’s largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use SDI’s product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers.

The Company formed a joint venture partnership, SDI-Molan GmbH & Co. KG (“SDI-Molan”) in Germany in June 2001. The Company’s 50% interest in SDI-Molan is held by SDI Germany GmbH (“SDI Germany”), a wholly owned German subsidiary. SDI Germany was established in 2001 for the purpose of holding the interest in the joint venture. SDI-Molan’s business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators (“MGG”), and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan began operations in 2002 with its MGG production line. Commercial production commenced on its Global Standard Initiator (“GSI”) lines in 2004.

In June 2002, the Company incorporated Special Devices Japan Kabushiki Kaisha (“SDI Japan”) in Japan and SDI Japan began operations as a sales office in 2003. The Company previously distributed its products in Japan through an agent. In November 2002, the Company formed Special Devices (Thailand) Co., Ltd (“SD Thailand”) in Thailand. SD Thailand is leasing a production ready facility in Thailand and shipped qualifying products in the second half of 2003. Commercial production is expected to scale up in 2005.

2. Restatement of Financial Statements

On May 10, 2004,  the Company entered into a separation  agreement with its former chief operating officer. The Company had been expensing the costs of the agreement over its term and had not accounted for the agreement as a deemed modification of the former chief operating officer’s vested and unexercised stock options. Under the terms of the separation agreement, the Company is obligated to pay the former chief operating officer a total of $392,000 through March 31, 2006. The former chief operating officer resigned as an executive officer of the Company as of May 10, 2004, but will remain on a leave of absence until March 31, 2005 and will serve as a consultant to the Company from April 1, 2005 until March 31, 2006. In addition, the agreement provides that the Company will allow the former chief operating officer to extend the exercise period of his vested and unexercised stock options. After further review of the agreement in question, it was determined that the severance costs should have been accrued and compensation cost for a deemed modification of his stock options should have been recorded when the agreement was signed because the agreement did not require performance of substantive services during its term. The adjustment to severance expense of $336,000 and compensation expense related to the deemed modification of stock options of $353,000 have been reflected as an increase in Operating expense in the accompanying consolidated financial statements. The severance accrual has been included in current liabilities.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Financial Statements (Continued)

The consolidated  balance sheet at August 1, 2004 and the results of operations for the three and nine months ended August 1, 2004 included in this quarterly report on Form 10-Q/A have been restated to reflect the transaction described above. The impact of the restatement was as follows:

	Three Months	Nine Months
	Ended	Ended
	August 1	August 1
	2004	2004
	(000 s)	(000 s)
Operating expense:
As previously reported	$3,554	$9,374
Adjustment	689	689
As restated	$4,243	$10,063
Income from operations:
As previously reported	$958	$5,406
Adjustment	(689)	(689)
As restated	$269	$4,717
Net loss:
As previously reported	$(700)	$(1,168)
Adjustment	(561)	(561)
As restated	$(1,261)	$(1,729)
Accrued liabilities:
As previously reported	$6,836
Adjustment	208
As restated	$7,044
Additional paid in capital:
As previously reported	$59,227
Adjustment	353
As restated	$59,580
Retained earnings (deficit):
As previously reported	$(134,361)
Adjustment	(561)
As restated	$(134,922)
Total stockholders equity (deficit):
As previously reported	$(75,109)
Adjustment	(208)
As restated	$(75,317)

In addition, the consolidated statement of cash flows for the nine months ended August 1, 2004 has been restated to reflect the change in net loss and accrued liabilities as discussed above.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Interim Financial Statements

The accompanying unaudited interim consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended November 2, 2003. Operating results for the three and nine month periods ended August 1, 2004 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its subsidiaries, SDI Germany, SDI Japan and SD Thailand. All material intercompany accounts and transactions have been eliminated. The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which encourages, but does not require, companies to record as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123” effective for the second quarter of fiscal 2003. At August 1, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Generally no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The stock-based compensation expense for the three and nine months ended August 4, 2004, relates to a deemed modification of stock options under the separation agreement with SDI’s former chief operating officer as further discussed in Note 2.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	August 1 2004	August 3 2003	August 1 2004	August 3 2003
	(as restated)		(as restated)
	(In thousands)
Net loss, as reported	$(1,261)	$(558)	$(1,729)	$(282)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	353	—	353	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(700)	(299)	(1,362)	(898)
Pro forma net loss	$(1,608)	$(857)	$(2,738)	$(1,180)

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”. The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). The Company is required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. The Company’s “mezzanine” equity does not meet the requirements of this statement and, therefore, the Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FIN 46R, which among other things, revised the implementation dates applicable to a nonpublic entity such as SDI. The Company is required to immediately apply FIN 46 and FIN 46R (“the Interpretation”) to any entity that is subject to the Interpretation and that is created after December 31, 2003. SDI is also required to apply the Interpretation to any entity subject to the Interpretation that was created before December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004. The Company is currently evaluating the potential impact of the adoption of FIN 46 and FIN 46R on the financial reporting of its interest in SDI-Molan.

5. Inventories

Inventories consist of the following components:

	August 1 2004	November 2 2003
	(In thousands)
Raw materials and components	$2,681	$2,074
Work in process	1,423	1,236
Finished goods	1,744	3,336
Total inventories	$5,848	$6,646

6. Investment in SDI-Molan

The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in SDI-Molan (Continued)

The investment in SDI-Molan consists of the following:

	August 1 2004	November 2 2003
	(In thousands)
Investment in SDI-Molan	$1,442	$1,431
Advances and notes receivable	3,645	2,765
	5,087	4,196
Less prior years losses	(1,570)	(176)
Less current year loss	(455)	(1,394)
Net investment in and advances to affiliates	$3,062	$2,626

Summarized financial information for SDI-Molan is as follows:

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

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.6 million Euro or approximately $4.3 million at August 1, 2004. The Company’s guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $3.8 million at August 1, 2004.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities

Accrued liabilities consist of the following components:

	August 1 2004	November 2 2003
	(as restated)
	(In thousands)
Accrued interest	$1,127	$3,221
Accrued environmental expense	896	852
Accrued bonuses	500	1,175
Other	4,521	5,201
Total accrued liabilities	$7,044	$10,449

In May 2004, the Company reached a separation agreement with its former chief operating officer as further discussed in Note 2 which resulted in an accrual for severance of approximately $0.4 million which was charged to operating expense for the three and nine months ended August 1, 2004.

8. Long-Term Debt

Long-term debt consists of the following components:

	August 1 2004	November 2 2003
	(In thousands)
Term loan	$1,951	$2,701
Senior subordinated notes	73,594	73,594
	75,545	76,295
Less current portion	(750)	(750)
Long-term debt	$74,795	$75,545

The Company entered into a credit facility (the “Credit Facility”) in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the “Revolver”) and a $5.0 million five-year Term Loan (the “Term Loan”). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Revolver requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank’s Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On July 30, 2004, the Company elected the LIBOR Rate option for $2.0 million of the Term Loan for a contract term and rate of 3 months and 4.18% per annum, respectively. At August 1, 2004, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $1.8 million in letters of credit outstanding at August 1, 2004. The total amount available under the Revolver at August 1, 2004 was $10.8 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt (Continued)

was in compliance with these covenants as of August 1, 2004. Substantially all of the Company’s assets are pledged as collateral under the Credit Facility.

The following are the fair value and carrying amounts of long-term debt, including current portion:

	August 1 2004	November 2 2003
	(In thousands)
Fair value	$72,969	$69,120
Carrying amount	75,545	76,295

The Company’s borrowings under its Term Loan and Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes (the “Notes”) issued in 1999 bearing interest at 11 3/8% per annum are traded occasionally in public markets.

9. Income Taxes

The effective tax benefit rate is lower than the statutory tax rate primarily as a result of the valuation allowance provided against the deferred tax asset arising from the Company’s share of losses, under the equity method of accounting, from its investment in SDI-Molan.

10. Recapitalization Transaction

On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the “Recapitalization”) whereby affiliates of J.F. Lehman and Company (“J.F. Lehman”) obtained a controlling interest in the Company. As a result of the Recapitalization, the Company delisted its Common Stock from the NASDAQ Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission (the “SEC”). The Company continues to file reports with the SEC pursuant to the terms governing the Notes, which were issued as part of the Recapitalization.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Recapitalization Transaction (Continued)

In connection with the Recapitalization all shares of the Company’s Common Stock, other than those retained by certain members of management and certain other stockholders (the “Continuing Stockholders”), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At August 1, 2004, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company. The following table shows the effect the Recapitalization had on stockholders’ equity (deficit) in 1999 (dollars in thousands):

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balances, October 31, 1998	7,809,801	$78	$51,364	$45,838	$97,280
Record recapitalization transaction	(3,367,618)	(41)	22,562	(163,727)	(141,206)
Record redeemable common stock	(735,294)	(7)	—	(24,993)	(25,000)
Contributed assets	—	—	3,286	—	3,286
Accreted put premium on redeemable common stock	—	—	(2,625)	—	(2,625)
Net loss	—	—	—	(20,266)	(20,266)
Balances, October 31, 1999	3,706,889	$30	$74,587	$(163,148)	$(88,531)

11. Commitments and Contingencies

Defense Criminal Investigative Service Investigation.   The Company’s former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service of the Office of the Inspector General, U.S. Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. The Company responded to a subpoena in 1999, and has met with the government regarding the status of the investigation. The government initially indicated that it no longer was focusing on the organic sealant issue, but believed SDI may have deviated from contractual requirements regarding other organic epoxy. The Company disputed the government’s interpretation of the contracts as precluding the use of the epoxy in question and submitted an expert report to that effect. The government responded by reasserting the sealant issue, this time asserting that the sealant may have inhibited the curing of the epoxy, an allegation not previously raised. The Company is responding to the latest allegation but has preliminarily concluded that certain assumptions underlying the allegation as presented are erroneous. One potential consequence of civil proceedings, if filed, is the possibility that the Company would be suspended from future military and federal government sales, and if found liable, debarred from such sales for a period of time. This would not be expected to materially affect the Company’s financial condition, results of operations or liquidity given the divestiture of the Aerospace Division, which was completed in 2001. It could, however, affect the Company’s ability to reenter the aerospace market. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

Qui Tam Suit.   On July 28, 2004, the Company entered into a Stipulation Re Dismissal in the civil action entitled United States ex rel. Charles K. Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies (Continued)

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

Selleck Suit.   The Company is a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint, served in September 2002, alleged breach of contract, fraud and deceit, negligent misrepresentation, and injunctive and declaratory relief, and seeks damages in excess of $1 million relating to the Plaintiff’s purchase from the Company of certain real estate located in Moorpark, California. An amended complaint served in January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic advantage. SDI also successfully challenged the negligent interference claim, which was withdrawn in a further amended complaint filed in July 2003. The Company is vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

Newhall Property.   The Company learned in May 2003 that it held record title to approximately 156 acres in Newhall, California, including the property on which it conducted its operations prior to relocating to Moorpark in 1999. It had been management’s understanding that title to the property was held by an entity affiliated with the Company’s former owner, from which the Company leased the property from 1978 until 1999. The Company investigated the status of ownership of the property and the potential effects, if any, of such status on the Company and its financial statements. As a result of its investigation, the Company has transferred title to the property to its former landlord, in exchange for its agreement to pay certain expenses related to the investigation, and has concluded that the transaction will not have a material adverse impact on the Company and its financial statements.

12. Subsequent Event

In late August 2004, the Company reached a decision to reduce its U.S. workforce by approximately 20%. The reductions are expected to be completed by the end of the first quarter of 2005. The action is the result of improvements to SDI’s manufacturing productivity and is designed to reduce costs and improve the Company’s profitability during 2005. One-time termination benefits of severance and health insurance of approximately $0.4 million are expected to be accrued in the fourth quarter of fiscal 2004 and paid during the first quarter of fiscal 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower priced standard products as replacements for higher priced legacy leadwire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product. The retail automotive market remains very competitive as the OEMs compete for market share. Automobile manufacturers continue to offer an array of incentives in an effort to sustain sales. In recent years, our automotive sales volume has been subject to the outcome of various make-or-buy decisions from a major customer who has the capability to manufacture select initiator products. We expect this trend to continue in the future. While we have been able to offset these decreases in volume with gains from other customers, there can be no assurance that we can continue to do so in the future.

Following the expiration of certain noncompete agreements in select aerospace and military market segments, we have been developing internal capabilities to reenter these markets. During the third quarter we began bidding on contracts in these markets. We expect to continue to pursue opportunities in this business.

We have been working on test units of a new product line called electronic ignition modules (“EIMs”) that will be sold to commercial mining and blasting customers worldwide. The initial shipments to customers are expected in 2005.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.

Results of Operations

On May 10, 2004, we entered into a separation agreement with our former chief operating officer. We had been expensing the costs of the agreement over its term and had not accounted for the agreement as a deemed modification of the former chief operating officer’s vested and unexercised stock options. Under the terms of the separation agreement, we are obligated to pay the former chief operating officer a total of $392,000 through March 31, 2006. The former chief operating officer resigned as an executive officer of SDI as of May 10, 2004, but will remain on leave of absence until March 31, 2005 and will serve as a consultant to SDI from April 1, 2005 until March 31, 2006. In addition, the agreement provides that we will allow the former chief operating officer to extend the exercise period of his vested and unexercised stock options. After further review of the agreement in question, it was determined that the severance costs should have been accrued and the compensation cost for a deemed modification of his stock options should have been recorded when the agreement was signed because the agreement did not require performance of substantive services during its term. See further discussion in Note 2 to the consolidated financial statements. The results of operations for the three and nine months ended August 1, 2004 discussed herein have been updated to reflect this restatement.

The following table is derived from our Consolidated Statements of Operations and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	August 1 2004	August 3 2003	August 1 2004	August 3 2003
	(as restated)		(as restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2%	80.9%	81.4%	81.0%
Gross profit	17.8%	19.1%	18.6%	19.0%
Operating expenses	16.8%	12.4%	12.7%	10.3%
Income from operations	1.0%	6.7%	5.9%	8.7%

Comparison of the Three Months Ended August 1, 2004 to the Three Months Ended August 3, 2003

Net Sales

Consolidated net sales for the third quarter of 2004 were $25.3 million, compared to consolidated net sales of $27.0 million for the third quarter of 2003. The decrease in net sales was primarily due to lower unit prices and a decrease in shipments of high value-added leadwire products. Also, one of our European customers substituted an SDI-Molan product for a product manufactured by SDI in the U.S., which reduced SDI’s consolidated net sales during the third quarter of 2004. SDI-Molan is accounted for on the equity method of accounting and therefore its sales of $3.7 million and $1.0 million in the third quarter of 2004 and 2003, respectively, are not included in consolidated net sales.

Gross Profit

Consolidated gross profit for the third quarter of 2004 was $4.5 million or 17.8% of consolidated net sales, compared to consolidated gross profit of $5.2 million or 19.1% of consolidated net sales for the third quarter of 2003. The decrease in gross profit was due to lower unit prices for standard products as well as reduced shipment levels of high value-added leadwire products.

Operating Expenses

Consolidated operating expenses for the third quarter of 2004 were $4.2 million or 16.8% of consolidated net sales, compared with consolidated operating expenses of $3.3 million or 12.4% of consolidated net sales for the third quarter of 2003. The increase in 2004 was primarily due to the settlement of the Qui Tam suit and severance and compensation expenses for the former chief operating officer during the third quarter of 2004.

Equity in Net Earnings (Losses) of SDI-Molan

Our share of the income of SDI-Molan was $0.1 million for the third quarter of 2004 compared with a loss of $0.4 million for the third quarter of 2003. SDI-Molan, our joint venture in Germany, commenced commercial production of Global Standard Initiators (“GSI”) in 2004. During the third quarter of 2004, SDI-Molan shipped GSI to one of our European customers in substitution for a U.S. manufactured product. The increase in shipments led to a profit for the third quarter of 2004.

Comparison of the Nine Months Ended August 1, 2004 to the Nine Months Ended August 3, 2003

Net Sales

Consolidated net sales for the first nine months of 2004 were $79.4 million, compared to consolidated net sales of $82.8 million for the first nine months of 2003. The decrease in net sales was primarily due to lower unit prices and a decrease in shipments of high value-added leadwire products. Also, one of our European customers substituted an SDI-Molan product for a product manufactured by SDI in the U.S., which reduced SDI’s consolidated net sales in 2004. SDI-Molan is accounted for on the equity method of accounting and therefore its sales of $7.7 million and $1.5 million for the nine months ended August 1, 2004 and August 3, 2003, respectively, are not included in consolidated net sales.

Gross Profit

Consolidated gross profit for the first nine months of 2004 was $14.8 million or 18.6% of consolidated net sales, compared to consolidated gross profit of $15.7 million or 19.0% of consolidated net sales for the first nine months of 2003. The decrease in gross profit was due to lower unit prices and a decrease in shipments of high value-added leadwire products.

Operating Expenses

Consolidated operating expenses for the first nine months of 2004 were $10.1 million or 12.7% of consolidated net sales, compared with consolidated operating expenses of $8.5 million or 10.3% of consolidated net sales for the first nine months of 2003. The increase in 2004 was due to increased legal expenses and the settlement of the Qui Tam suit and severance and compensation expenses for the former chief operating officer during the third quarter of 2004.

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

We entered into a credit facility (the “Credit Facility”) in June 2001 which consists of a $25.0 million Revolving Credit Facility (the “Revolver”) and a $5.0 million five-year Term Loan (the “Term Loan”). Available borrowings under the Revolver are based on a formula comprised of our eligible accounts receivable and inventory. The Revolver requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding.

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

As of August 1, 2004, we had net liabilities of $29.8 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past two years ended November 2, 2003.

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

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results reported in future periods may be based upon amounts that differ from those estimates. The following represent what we believe are the critical accounting policies most affected by significant management estimates and judgments:

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

Contingencies

We account for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for loss contingencies are adequate.

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

Accounting Developments

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”. The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). We were required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. Our “mezzanine” equity does not meet the requirements of this statement and, therefore, our adoption of this standard did not have a material impact on the our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FIN 46R, which among other things, revised the implementation dates applicable to a nonpublic entity such as SDI. We are required to immediately apply FIN 46 and FIN 46R (“the Interpretation”) to any entity that is subject to the Interpretation and that is created after December 31, 2003. SDI is also required to apply the Interpretation to any entity subject to the Interpretation that was created before December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004. We are currently evaluating the potential impact of the adoption of FIN 46 and FIN 46R on the financial reporting of our interest in SDI-Molan.

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

Forward-Looking Information

The Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this report on Form 10-Q contains certain forward-looking statements and information within the meaning of the Private Litigation Reform Act of 1995. These forward-looking statements and the information relating to our business are based on the beliefs of management as well as assumptions made by and information currently available to management. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

SDI maintains disclosure controls and procedures. These disclosure controls and procedures are designed to enable management to reach a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

At the time of the preparation and filing of our Quarterly Report on Form 10-Q for the quarter ended August 1, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to determine the effectiveness of our disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer concluded as of August 1, 2004 that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended August 1, 2004, there has not occurred any change in our internal control over financial reporting (“Internal Control”) as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our Internal Control, except as discussed below.

Since the filing of the Form 10-Q on September 15, 2004,  we determined that a material weakness existed in our disclosure controls and procedures and Internal Control because certain errors were made in accounting for the separation agreement we entered into during that quarter with our former chief operating officer. Those errors, which resulted in the restatement of our financial statements for the quarter ended August 1, 2004, related to the timing of the recognition of severance expense and recognition of compensation expense for a deemed modification of stock options as further discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q/A. Accordingly, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of August 1, 2004.

In response to the identified weakness, we have taken steps to strengthen our disclosure controls and procedures and our Internal Control to prevent the recurrence of the circumstances that resulted in our determination to restate our financial statements. To correct the identified weakness in our disclosure controls and procedures and our Internal Control, we have instituted procedures requiring that separation agreements be reviewed and a formal assessment be prepared with respect to the accounting treatment required under generally accepted accounting principles and that such assessment be subject to an additional level of review.

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

For other legal proceedings, see Note 11 to the Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended November 2, 2003.

ITEM 2 THROUGH 5

Omitted as not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1(a)	Amended and Restated Agreement and Plan of Merger, dated as of June 19, 1998, between the Company and SDI Acquisition Corp.
2.2(b)	Amendment No. 1, dated as of October 27, 1998, to the Amended and Restated Agreement and Plan of Merger between the Company and SDI Acquisition Corp.
2.3(c)	Guaranty Agreement, dated as of June 19, 1998, between J.F. Lehman Equity Investors I, LP and the Company.
3.1(g)	Certificate of Incorporation of the Company.
3.2(g)	Bylaws of the Company.
4.1(g)	Indenture, dated as of December 15, 1998, among SDI Acquisition Corp., the Guarantors named therein and United States Trust Company of New York, as Trustee.
4.2(g)	First Supplemental Indenture, dated as of December 15, 1998, among the Company, the Guarantors named therein and the United States Trust Company of New York, as Trustee.
4.3(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series A (see Exhibit A of the First Supplemental Indenture in Exhibit 4.2).
4.4(g)	Form of 11 3/8% Senior Subordinated Note due 2008, Series B (see Exhibit B of the First Supplemental Indenture in Exhibit 4.2).
4.5(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
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

10.43(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.).
10.44(n)	Amended and Restated 1999 Stock Option Plan of the Company.
10.45(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 17, 2002.
10.46(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated October 23, 2002.
10.47(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated March 28, 2003.
10.48(p)	Consent and First Amendment to Loan Documents between the Company and Wells Fargo Foothill, Inc. dated April 16, 2003.
10.49(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 13, 2003.
10.50(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 24, 2003.
10.51(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 29, 2003.

10.52(r)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated August 29, 2003.
10.53	Letter Agreement between the Company and John J. Walsh dated May 10, 2004.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(i)	Special Devices, Incorporated Press Release dated September 22, 2000.
99.2(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
99.3(j)	Special Devices, Incorporated Press Release dated May 14, 2001.
99.4(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
99.5(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
99.6(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
99.7(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.
99.8(s)	Financial statements of SDI-Molan GmbH & Co. KG for the year ended December 31, 2003.

(a)	Previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on August 18, 1998 and incorporated herein by reference.
(b)	Previously filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 10, 1998 and incorporated herein by reference.
(c)	Previously filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 1998 and incorporated herein by reference.
(d)	Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-40903) and incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by reference.
(g)	Previously filed as an exhibit to Registration Statement on Form S-4 (File No. 333-75869) and incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K405 for the fiscal year ended October 31, 1999 and incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2000 and incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2001 and incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2001 and incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2001 and incorporated herein by reference.

(m)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K405 for the fiscal year ended October 31, 2001 and incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2002 and incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2003 and incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2003 and incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2003 and incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the fiscal year ended November 2, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED
Dated: February 2, 2005	/s/ THOMAS W. CRESANTE
Thomas W. Cresante
Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: February 2, 2005	/s/ JAMES E. REEDER
James E. Reeder
Vice President Finance (Principal Financial Officer)