Form 10-K
period 2004-10-31
SPECIAL DEVICES INC /DE
filed 2005-02-11
CIK 875525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2004

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

None

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, none of the voting and non-voting common equity was held by non-affiliates.

The registrant’s common stock is not listed or traded on any exchange or market.

As of January 21, 2005, the number of outstanding shares of the registrant’s common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED

NOTE CONCERNING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements and information within the meaning of the Private Litigation Reform Act of 1995. These forward-looking statements and information relating to our business are based on the beliefs of management as well as assumptions made by and information currently available to management. For example, the words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

In this report, the “Company,” “SDI”, “we,” “us” and “our” refer to Special Devices, Incorporated unless the context requires otherwise. We changed our fiscal year in 2002 from October 31 to the 52 or 53-week period ending the Sunday closest to the last day of October. Unless otherwise noted, all references to years, such as “during 2004”, mean our fiscal year.

OVERVIEW

We believe that we are a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. Our primary products are initiators, which function like an “electrical match” to ignite the gas generating charge in an automotive airbag system.

We believe our Automotive Products Division to be the world’s largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use our product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers (“OEMs”). Our Automotive Division accounted for virtually all of our consolidated net sales and assets as of and for the year ended October 31, 2004.

Following the expiration of certain noncompete agreements in select aerospace and military market segments, we have been developing internal capabilities for our emerging Aerospace Division to reenter these markets. During the third quarter of 2004 we began bidding on contracts in these markets and during the fourth quarter of 2004 shipped a small commercial order under $0.1 million to a customer in these markets. We expect to continue to pursue opportunities in this business.

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

During the 1980s, increased defense spending and a broadening of our product lines allowed us to become a leading manufacturer of high-reliability initiators for weapons systems and safe-and-arm and arm-fire devices. By the end of the 1980s, the decline of the Cold War and rising budget deficits were placing downward pressure on defense spending. At the same time Congress passed legislation mandating the increased use of airbags in passenger cars, and automotive OEMs were beginning to market the superior safety of cars equipped with airbags. As a result, we decided to maintain our aerospace business and aggressively penetrate the automotive market. In 1989, we signed a five-year contract to supply initiators to TRW, Inc., one of the leading manufacturers of automotive airbags. Through the 1990s, we gained additional airbag customers and established our position as a leading supplier of initiators and pyrotechnic devices to the world’s automotive and aerospace markets.

To accommodate our growth, we constructed a new, state-of-the-art facility in Moorpark, California during 1998 and 1999. We vacated our Newhall facility and relocated to Moorpark in 1999.

In December 1998, we consummated a recapitalization (the “Recapitalization”) in which all shares of our Common Stock, other than those retained by certain members of management and certain other stockholders (the “Continuing Stockholders”), were converted into the right to receive $34 per share in cash. In connection with the Recapitalization, we delisted our Common Stock from the NASDAQ Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission (“SEC”).

In July 1999, we entered into a Contribution, License and Lease Agreement with McCormick Selph, Inc. (“MSI”), which at the time was an affiliate of our controlling stockholder, pursuant to which we received certain assets and licensed the intellectual property comprising the micro gas generator (“MGG”) automotive product line. MGG units are used by the automotive industry in seat belt pretensioner applications. The Contribution, License and Lease Agreement was amended and restated in September 2000 to convey all of MSI’s rights to the intellectual property to SDI. The MGG product line was moved to our Mesa, Arizona facility during the second half of 2000.

On May 11, 2001, we completed the sale of the net assets comprising the remaining operations of our Aerospace Division (the “Aerospace Sale”), which had designed and manufactured products for the aerospace industry for nearly 40 years. Its customers were primarily the U.S. Department of Defense and its prime contractors and subcontractors. The Aerospace Division’s products included initiators and devices that incorporated these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and safe-and-arm and arm-fire devices. Our subsidiary Scot, Incorporated (“Scot”), which was sold on September 21, 2000, designed and manufactured devices for launch vehicles and aircraft egress applications as well as sophisticated test products such as parachute release and oxygen mask testers.

In June 2001, we completed the sale and leaseback of our facilities in Moorpark, California and Mesa, Arizona (the “Real Estate Transaction”).

We formed a joint venture partnership, SDI-Molan GmbH & Co. KG (“SDI-Molan”) in Germany in June 2001. Our 50% interest in SDI-Molan is held by SDI Germany GmbH (“SDI Germany”), a wholly owned German subsidiary. SDI Germany was established in 2001 for the purpose of holding the interest in the joint venture. SDI-Molan’s business is the development, production, marketing, distribution and sale of air bag initiators, MGGs, and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan began operations in 2002 with its MGG production line. Commercial production commenced on its Global Standard Initiator (“GSI”) lines in 2004.

In June 2002, we incorporated Special Devices Japan Kabushiki Kaisha (“SDI Japan”) in Japan and SDI Japan began operations as a sales office in 2003. We previously distributed our products in Japan through an agent. In November 2002, we formed Special Devices (Thailand) Co., Ltd (“SD Thailand”) in Thailand. SD Thailand is leasing a production ready facility in Thailand. Commercial production is expected to scale up in 2005.

AUTOMOTIVE PRODUCTS DIVISION

General

Our Automotive Products Division was created in 1989 after the United States government adopted regulations requiring the installation of airbags and other crash protection systems in all new passenger automobiles. Since that time, demand for our initiators has grown rapidly. We attribute this growth in large part to the continuing evolution of automotive safety standards and increased customer preferences for airbag-related safety options. We expect continued growth in the demand for our products as the number of airbag-equipped vehicles increases, the number of airbags per vehicle grows, and our customers implement new technologies. These new technologies include seat belt pretensioners and “smart” airbag systems, both of which we expect will require new types of initiators and sometimes more than one initiator per product.

Industry Overview

One of the major reasons for the establishment of the Automotive Products Division was the adoption by the National Highway Traffic Safety Administration (“NHTSA”) of regulations that initially required all passenger automobiles manufactured on or after 1989 for sale in the United States to have automatic frontal crash protection systems for the driver and front passenger. Beginning in 1994 similar requirements for light trucks and vans went into effect. Airbags and automatic seat belts were the two initial means of compliance with these regulations.

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

In 1994, the NHTSA regulations were amended to require that airbags be the automatic frontal crash protection system used for both the driver and front passenger in 100% of passenger automobiles, light trucks and vans manufactured on or after September 1998 for sale in the United States. In addition to these requirements, automobile OEMs have recently introduced other safety restraint devices, including side airbags, head protection airbags and seat belt pretensioners. Research and development is currently in process for rear seat airbag systems.

In response to concerns over injuries caused by airbag deployment for out-of-position occupants (primarily children and infants), research is ongoing to develop advanced or “smart” airbag systems. The first generation of these systems, which deploys an airbag at lower forces, has been introduced. The next generation systems will have the ability to detect weight and position of the occupant. Most of these new systems have “dual chambers,” each of which requires an initiator. The NHTSA Reauthorization Act of 1998 mandates the issuance of a final rule for advanced airbags. The advanced airbags were required in some new passenger cars and light trucks beginning in September 2002 and will be required in all new cars and light trucks beginning in September 2005. Additional published and proposed regulations over the last ten years have required more airbags.

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short-term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower cost standard products as replacements for higher cost legacy lead wire products. See “Products” for a discussion of these products. The retail automotive market remains very competitive as the OEMs compete for market share. Automobile manufacturers continue to offer an array of incentives in an effort to sustain sales. In recent years, our automotive sales volume has been subject to the outcome of various make-or-buy decisions from a major customer who has the capability to manufacture select initiator products. We expect this trend to continue in the future. While we have been able to offset these decreases in volume with gains from other customers, there can be no assurance that we can continue to do so in the future.

Products

We believe we are the world’s largest independent supplier of airbag initiators and MGGs. Initiators and MGGs are devices that receive a low-energy electrical signal from an electronic firing module and convert that signal to a high-energy output by a thermal reaction of compacted pyrotechnic materials. In the event of an automobile accident, airbag initiators activate inflators, which in turn inflate an airbag. MGGs are initiators used in seat belt pretensioning devices, which take dangerous slack out of seat belts in the event of an accident.

We currently produce three primary families of pyrotechnics for automotive safety systems delivered to both domestic and foreign manufacturers of airbag inflators and seat belt pretensioners: standard (“squib”), leadwire and MGG type. Within these families a wide variety of configurations are offered with more than thirty-six different propellant options with multiple physical configurations to meet specific customer requirements. In the North American market, leadwire products are legacy programs in declining demand. Leadwire product differs from standard product in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value added features, depending on the customer need, differentiates a leadwire or value added product from a standard product. We have a variety of other initiator products that are currently in the qualification process including the Global Gas Generator (“G4”). In order to maintain our leadership position in the industry, we are in the process of developing “smart” initiator technologies that will be used in new, integrated occupant protection systems.

The airbag manufacturers’ requirements for our initiators are dependent on the requirements of automobile manufacturers. We believe that the airbag initiator market in the United States has become, and will for the foreseeable future remain, closely tied with the cyclical fluctuations of the automotive market. This trend may be offset partially as new applications for airbags and initiators, such as airbags for side-impact protection and seat belt pretensioners, are installed by automobile manufacturers.

Customers

Currently, the major North American manufacturers of airbag inflators are Autoliv ASP Incorporated (“Autoliv”), TRW, BAICO (owned by Atlantic Research Corporation (“ARC”)), Key Safety Systems (formerly Breed Technologies) and Inflation Systems Incorporated (“ISI”) (owned by Takata), each of whom incorporates our initiators in certain of its airbag systems or sub-systems. Other companies have indicated that they may enter the North American automotive airbag market and reportedly are working on the development of airbag systems. None of the current manufacturers produces all of the components of an airbag system although Autoliv and Takata have pursued a vertical integration strategy. Most components of the system are purchased from suppliers like us, and the manufacturers concentrate on the design, assembly, testing and qualification of the airbag systems.

The major non-U.S. manufacturers of inflators to whom we sell our products to are TRW (Europe), Autoliv (Europe), Takata-Petri (Europe), Daicel Chemical Industries (Japan), Autoliv Nichiyu (Japan), NSK (Japan) (owned by Autoliv) and Takata (Japan).

Customers providing more than 10% of our net sales for the year ended October 31, 2004 include Autoliv (26.1%), TRW (22.7%), ISI (19.5%) and ARC (17.5%). The loss of any of these customers would have a material adverse effect on our results of operations, financial position and liquidity.

Backlog

The majority of the sales in our Automotive Division are achieved under blanket orders specifying customer requirements to be supplied by us. All of our blanket orders include a clause under which either party can request modifications due to market conditions. Purchase order releases are updated weekly by each customer and include “firm” shipping requirements for the next 8 to 16 weeks. We do not reflect an order in backlog until we have received a purchase order from a customer that specifies the quantity ordered and the delivery dates required. Since these orders are generally shipped within 12 to 16 weeks of receipt of the order, the amount of “firm” backlog at any given time is not indicative of sales levels expected to be achieved over the next twelve-month period.

Competitors

There are three suppliers of airbag initiators currently operating in the United States, SDI, Autoliv (formerly OEA, Inc. ) and LifeSparc (owned by Nippon Kayaku). Both Autoliv and LifeSparc compete with us based on price, delivery reliability and quality. We believe we hold the largest share of the North American airbag initiator market. In addition, we have identified four major suppliers of airbag initiators in Europe and one major supplier of initiators in Japan.

Other companies may choose to enter the automotive initiator market in the future. There are significant barriers to entry into this market. New entrants would need to achieve high sales volumes of relatively low-priced units in order to recover significant startup costs, including those relating to equipment outlays. In addition, each automotive initiator platform must pass numerous tests established by automobile OEMs and airbag system manufacturers. These testing phases typically take approximately 12 to 18 months to complete and are very expensive. We believe a new entrant would require many years and significant up-front expenditures to replicate the qualification and testing required to successfully market the mix of products that we offer.

Sales and Marketing

Our management, engineers and personnel maintain close contact with each customer and monitor developments in the automotive industry and safety restraint markets. Recent efforts have focused on the status of products such as side and rear seat airbag systems, seat belt pretensioners and other emerging inflation technologies.

As a result of the close relationship with our customers, we generally receive a request for quote for new programs. Our program management handles high volume production quotes, spot buys and prototype production quotes. We respond to customer inquiries with price quotes, configuration confirmation and prospective shipping dates. Lot acceptance testing results are available upon request for confirmed orders. When customers supply specific performance parameters, performance data are also supplied to customers.

AEROSPACE DIVISION

General

In 2001, we completed the sale of the net assets comprising the remaining operations of our Aerospace Division, which had designed and manufactured products for the aerospace industry for nearly 40 years. Following the expiration of certain noncompete agreements in select aerospace and military market segments, we have been developing internal capabilities to reenter these markets. During the third quarter of 2004 we began bidding on contracts in these markets and during the fourth quarter of 2004 shipped a small commercial order under $0.1 million to a customer in these markets.

Industry Overview

The aerospace market is comprised of a large number of companies that manufacture a wide variety of products and provide a diverse group of services. The new Aerospace Division is focusing its efforts primarily on the design, development and manufacture of highly reliable ordnance and pyrotechnic products incorporated in tactical missiles, weapons and launch vehicles.

Each of the devices manufactured by the new Aerospace Division is a component in a larger product of its customer. As a result, we and our competitors must respond to specification requirements by devoting significant engineering, development and testing resources.

Products

The new Aerospace Division’s products are expected to include initiators and devices that incorporate these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and safe-and-arm and arm-fire devices.

Backlog and Customers

The new Aerospace Division had a total backlog of $1.2 million at October 31, 2004. Our current and prospective customers are primarily the U.S. Department of Defense and its prime contractors and subcontractors. All open contracts were firm fixed price contracts. Backlog includes the remaining contract amount for units yet to be shipped for signed contracts (excluding renewals or extensions that are at the discretion of the customer) or contract award notifications with firm delivery dates and prices. Backlog is calculated without regard to possible adjustments for scope change or potential cancellations until such changes or cancellations occur. Of the total new Aerospace Division backlog at October 31, 2004, we expect that all of it will be delivered in fiscal 2005.

Contract Risks

Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services, or provide for penalties in the event we fail to achieve certain contract standards. In such situations, we are exposed to the risk that we will incur significant unforeseen costs or such penalties in performing the contract.

Competitors

During the bid process for the initial contract for a program, the new Aerospace Division competes with several firms, some with greater financial resources than we have. Once the initial contract is awarded, contracts for additional quantities are generally entered into on a negotiated price basis and are not competitively bid.

In recent years, the number of our competitors has decreased through both attrition and acquisitions by the remaining companies. Not withstanding the foregoing, we have identified multiple competitors in the aerospace pyrotechnic market including Pacific Scientific, a division of Danaher Corporation, Goodrich Corporation and Hi-Shear Corporation.

Sales and Marketing

Marketing efforts for the new Aerospace Division are focused on identifying emerging new programs that have long-term production potential and the prime contractors or subcontractors who are likely to receive contracts for such programs. We have a marketing team whose duties include identifying and pursuing new program opportunities, customers, potential teaming arrangements and new business development strategies.

For new programs, the new Aerospace Division generally receives a request for quotation from its customer. We respond to customer inquiries with quotations and extensive cost, technical and management proposals. In some cases, we will provide prototype hardware for the customer’s evaluation prior to source selection. We believe that customers award contracts based upon the technical proposals submitted, which include design innovation, analysis and compliance with specifications, in addition to pricing.

Many contracts with respect to the U.S. Department of Defense programs involving amounts in excess of $500,000 are subject to audit by the United States government. Most of our contracts with respect to the U.S. Department of Defense programs are subject to termination at the government’s convenience.

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

While both the Automotive Products Division and the new Aerospace Division manufacture similar pyrotechnic products, each division’s manufacturing process is unique. Because the Automotive Products Division must produce large quantities of highly reliable products at high speeds, automation and process engineering are as important to us as product design. We have a staff of highly trained automation engineers, technicians and operators whose goal is to maximize yield and product quality. In contrast, the new Aerospace Division will manufacture primarily engineered-to-order products pursuant to custom specifications. Lead times are expected to typically range between six to nine months in order to satisfy the highly technical and intense product testing required prior to product shipment. As a result, the new Aerospace Division is expected to produce a wider variety of products at significantly lower volumes than the Automotive Products Division. We have implemented Six Sigma and Lean Manufacturing methodologies. Six Sigma is a methodology designed to improve the quality of our products, manufacturing processes and administration. Lean Manufacturing is a systematic approach to the identification and elimination of waste and non-value added activities through continuous improvement in all products and processes.

Quality Control.   Each product manufactured by the Automotive Products Division must qualify for use by passing numerous tests established by the automobile OEM and airbag system manufacturers. The initial test phase is design validation, which is intended to demonstrate that the design of the initiator is capable of performing the required function within the stated specifications. The second test phase is product validation, which is intended to demonstrate that we have the management, personnel, equipment and facilities to manufacture the initiator in production quantities to design specifications. The design validation and product validation qualification phases must be repeated for each new initiator design. The product validation qualification phase must also be repeated for each facility at which initiators are produced. These initial qualification procedures are very costly and time consuming. The product validation qualification phase, for example, requires a supplier to have in place its management, personnel, equipment and facilities prior to the time they would otherwise be required for production.

Products to be manufactured by the new Aerospace Division will be required to meet rigorous standards and specifications for workmanship, process, raw materials, procedures and testing. Customers, and in some cases the U.S. Department of Defense as the end user, may perform periodic quality audits of the manufacturing process. Some customers and the U.S. Department of Defense may in the future place representatives at our facilities to monitor quality assurance.

Risk Management and Insurance

The drying, sifting, mixing and processing of pyrotechnic materials involves certain risks and potential liabilities. Our safety and health programs provide specialized training to employees working with pyrotechnic materials. Pyrotechnic materials generally are delivered to us and are stored in a non-volatile form. The pyrotechnic materials are then dried, sifted and blended in a separate building specially designed for these operations. Workstations are designed to shield employees from any accidental initiation incidents. Furthermore, our machines are designed so that an accidental initiation incident will be contained in a protective enclosure to minimize damage. Transportation of pyrotechnic materials also involves certain risks and potential liabilities. See Note 17 to the Consolidated Financial Statements.

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

Government Regulation

As a contractor and subcontractor of the U.S. Government, we are subject to various laws and regulations more restrictive than those applicable to non-government contractors. We are subject to periodic audits to confirm compliance with these laws. Violations can result in civil and/or criminal liability as well as suspension or debarment from eligibility for awards of new government contracts or contract renewals. As of the date hereof, we know of one pending inquiry regarding compliance with laws pertaining to government contracts held by our former Aerospace Division. See “Item 3. Legal Proceedings.”

Environmental Regulation

We use various hazardous materials in our manufacturing processes, including organic solvents and pyrotechnic materials. Our operations are subject to numerous federal, state and local laws, regulations and permit requirements relating to the handling, storage and disposal of those substances, including the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Occupational Safety and Health Act. We believe that we are in substantial compliance with applicable laws and regulations and that we have obtained all material permits. While compliance with such laws and regulations has the effect of increasing costs of operations, these costs must also be incurred by our competitors and, therefore, they do not materially adversely affect our competitive position. Under certain environmental laws, a current or previous owner, lessee or operator of real property and parties that generate or transport hazardous substances that are disposed of at real property, may be liable for the costs of investigating and remediating such substances on or under the property. CERCLA and similar state laws impose liability on a joint and several basis, regardless of whether the owner, lessee, operator or other responsible party was at fault for the presence of such hazardous substances.

In connection with our relocation of operations from Newhall to Moorpark and pursuant to a stipulation and order entered into with the California Department of Toxic Substances Control and other responsible parties, we have been and could in the future be required to conduct environmental investigations of the Newhall property. These investigations have disclosed the presence of some hazardous substances in soil that may require remediation, and that could have a potential impact on groundwater conditions. We cannot determine whether the remedial costs we may be required to incur at Newhall, if any, will be material. Any costs that may be incurred in connection with the Newhall cleanup may be shared with other responsible parties due to the site’s history of industrial use by multiple parties, although this cannot be guaranteed.

Employees

At October 31, 2004, we had approximately 294 full-time employees in Moorpark, California and approximately 276 full-time employees in Mesa, Arizona. None of our employees are represented by a collective bargaining unit. We consider our relationship with our employees to be good.

In October 2004, we reached a decision to reduce our workforce by approximately 10%. The reductions are expected to be completed by the end of the first quarter of 2005. The action is the result of improvements to SDI’s manufacturing productivity and is designed to reduce costs and improve our profitability during 2005.

Financial Information About Geographic Areas

See Note 15 to the Consolidated Financial Statements for financial information about the geographic areas in which we operate.

Intellectual Property

In November 1990, we entered into the DBS License Agreement (“DBS Agreement”) pursuant to which we granted Davey Bickford Smith (“DBS”) a license to:

•                                  use all patented and non-patented technical information, know-how, data, systems, programs and specifications (collectively, the “Technology”) used in the manufacture of initiators or incorporated in initiators (whether such Technology is owned by us or developed by us subsequently); and

•                                  distribute initiators using the Technology worldwide, provided that DBS may not sell such initiators to TRW or its affiliates in the United States.

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

See “Item 1. Business—History” for a discussion of our intellectual property rights in connection with the MGG product line.

Patents

SDI holds patents covering key design and processing features of its existing and future products. In total, we have 9 U.S. patents granted.

Seven patents, five of which expire in 2020 and two of which expire in 2022, cover improvements in pyrotechnic initiators.

One patent, which expires in 2019, covers an effective pyrotechnic system.

One patent, which expires in 2023, covers an electronic blasting system.

Research and Development

Our research and development department’s expense was $1.3 million, $1.1 million and $2.1 million in 2004, 2003 and 2002, respectively.

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

SD Thailand leases a manufacturing facility located in Saraburi Province, Thailand. The facility consists of approximately 5,000 square feet and has an initial lease term of 5 years beginning July 2003 and ending July 2008 with renewal options in 5 year increments.

SDI Japan leases a sales office in Tokyo, Japan on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

Defense Criminal Investigative Service Investigation.   Our former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service of the Office of the Inspector General, U.S. Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. We responded to a subpoena in 1999, and have met with the government regarding the status of the investigation. In addition, we have responded to and disputed the Government’s allegations that SDI may have deviated from various contractual requirements. Although one potential consequence of the Government instituting civil proceedings is that we could be suspended from future military and federal government sales pending the conclusion of the civil proceedings, we do not believe this is likely to occur. A suspension would not be expected to materially affect our financial condition, results of operations or liquidity given the divestiture of our Aerospace Division, which was completed in 2001. It would, however, impact our reentry into the aerospace market. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

Selleck Suit.   We are a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint served in September 2002 alleges breach of contract, fraud and deceit and negligent misrepresentation, claims injunctive and declaratory relief, and seeks damages in excess of $1.0 million relating to the Plaintiff’s purchase from SDI of certain real estate located in Moorpark, California. An amended complaint served January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic advantage. We also successfully challenged the negligent claim, which was withdrawn in a further amended complaint filed in July 2003. We are vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

Qui Tam Suit.   On July 28, 2004, we entered into a Stipulation Re Dismissal in the civil action entitled Unites States ex rel. Charles K. Holder v. Special Devices, Incorporated pending in the U.S. District Court for the Central District of California. The action, filed under seal in August 1999 and first served on SDI in December 2001, was a qui tam lawsuit in which a former employee of SDI sought, on behalf of the United States, an unspecified amount of money damages and civil penalties under the federal False Claims Act. Pursuant to the Stipulation, on July 30, 2004 the lawsuit was dismissed with prejudice with respect to the relator and without prejudice with respect to the federal government. Concurrently, the parties entered into a Settlement Agreement pursuant to which the relator released all claims against SDI in exchange for payment by SDI in the amount of $412,500.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the Recapitalization, our common equity is no longer publicly traded. There are five stockholders of our common equity as of January 21, 2005. No cash dividends have been declared on our common equity in 2004 or 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the five years in the period ended October 31, 2004. The financial data is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere herein and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We sold our wholly owned subsidiary, Scot, on September 21, 2000 and the net assets comprising our remaining aerospace operations on May 11, 2001. The results of operations, the gain on sale of Scot and the net assets of the former Aerospace Division have been reclassified to Discontinued Operations for all prior periods presented.  Activity related to our reentry into this market was not significant in 2004.

	For the Years Ended
	October 31	November 2	November 3	October 31
	2004	2003	2002	2001	2000
	(In thousands)
Statement of Operations Data:
Net sales	$105,452	$112,908	$120,254	$122,917	$131,970
Gross profit	19,036	21,385	21,472	13,191	12,143
Operating expenses	12,654	11,426	13,893	14,394	9,210
Environmental and other investigation costs	—	—	—	1,752	2,067
Interest expense, net	(8,615)	(8,621)	(8,886)	(13,049)	(17,144)
Gain on extinguishment of debt(a)	—	—	521	9,416	—
Gain (loss) on disposal of assets	—	—	—	(6,360)	58
Equity in losses of SDI-Molan	(498)	(1,394)	(176)	—	—
Income (loss) from continuing operations	(1,685)	516	(640)	(3,554)	(9,472)
Income from discontinued operations, net of tax	—	—	—	1,062	3,495
Gain (loss) on sale of discontinued operations, net of tax	—	247	(172)	13,994	24,396
Net income (loss)	(1,685)	763	(812)	11,502	18,419
Balance Sheet Data:
Total assets	$66,939	$70,378	$75,054	$80,265	$137,843
Long-term debt, less current portion	74,545	75,545	76,569	78,430	125,618
Redeemable preferred stock	4,000	4,000	4,000	4,000	—

(a)                               On November 4, 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations for all prior periods presented. There was no impact on net income (loss) in any period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We believe that we are a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. Our primary products are initiators, which function like an “electrical match” to ignite the gas generating charge in an automotive airbag system.

Following the expiration of certain noncompete agreements in select aerospace and military market segments, we have been developing internal capabilities to reenter these markets. The new Aerospace Division’s products are expected to include initiators and devices that incorporate these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and safe-and-arm and arm-fire devices. During the third quarter of 2004 we began bidding on contracts in these markets and during the fourth quarter of 2004 shipped a small commercial order under $0.1 million to a customer in these markets. We expect to continue to pursue opportunities in this business. Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services, or provide for penalties in the event we fail to achieve certain contract standards. In such situations, we are exposed to the risk that we will incur significant unforeseen costs or such penalties in performing the contract.

We have been working on test units of a new product line called EIMs that will be sold to commercial mining and blasting customers worldwide. The initial shipments to customers are expected in 2005.

Our business and earnings are sensitive to general business and economic conditions. These conditions include automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short-term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower priced standard products as replacements for higher priced legacy leadwire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product. The retail automotive market remains very competitive as the OEMs compete for market share. Automobile manufacturers continue to offer an array of incentives in an effort to sustain sales. In recent years, our automotive sales volume has been subject to the outcome of various make-or-buy decisions from a major customer who has the capability to manufacture select initiator products. We expect this trend to continue in the future. While we have been able to offset these decreases in volume with gains from other customers, there can be no assurance that we can continue to do so in the future.

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere in this report. On November 4, 2002, we adopted SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations for all prior periods presented. There was no impact on net income (loss) in any period.

Results of Operations

The following table is derived from our Consolidated Statements of Operations and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	For The Years Ended
	October 31 2004	November 2 2003	November 3 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.9%	81.1%	82.1%
Gross profit	18.1%	18.9%	17.9%
Operating expenses	12.0%	10.1%	11.6%
Income from operations	6.1%	8.8%	6.3%

2004 Compared to 2003

Net Sales

Consolidated net sales for 2004 were $105.5 million, compared to consolidated net sales of $112.9 million for 2003. The decrease of 6.6% in net sales was primarily due to lower unit sales and lower prices on high value-added leadwire products which was partly offset by overall growth in unit sales of standard initiators. These leadwire products are generally legacy programs that our customers may seek to replace with lower priced standard initiators.

Gross Profit

Consolidated gross profit for 2004 was $19.0 million or 18.1% of consolidated net sales, compared to consolidated gross profit of $21.4 million or 18.9% of consolidated net sales for 2003. The decline in gross margin was primarily due to a shift in our mix of business towards lower priced standard initiators that provide lower gross profit per unit. In order to optimize our gross profit on our products, we continue to make improvements in our manufacturing process that allow us to produce more units with the same or less labor. In addition, we investigate and implement innovations that may serve to reduce the cost of production through improved equipment utilization rates and supplier negotiations. In October 2004, we began to implement a reduction in our workforce of 10%. The action is the result of improvements to our manufacturing productivity and is expected to reduce costs and improve the Company’s gross profit in 2005. One-time termination benefits of severance and health insurance of $0.3 million were accrued in the fourth quarter.

Operating Expenses

Consolidated operating expenses for 2004 were $12.7 million or 12% of consolidated net sales, compared with consolidated operating expenses of $11.4 million or 10.1% of consolidated net sales for 2003. The increase was primarily due to increased R&D spending for our re-entry into the aerospace market, increased legal expenses including the settlement of the Qui Tam Suit during the third quarter of 2004 (see Item 3. Legal Proceedings) and severance costs. During the third quarter, we reached a separation agreement with SDI’s former chief operating officer. Agreement costs of approximately $0.7 million were expensed in the third quarter of 2004.

Equity in Net Earnings (Losses) of SDI-Molan

We recorded $0.5 million in 2004 and $1.4 million in 2003 for our share of the losses of our joint venture in Germany, SDI-Molan. Our joint venture commenced commercial production of GSIs in 2004. Shipments to customers are expected to increase in 2005 due to a full year of production for both MGG and GSI product lines. Increased customer shipment levels may be reduced depending on the Euro/U.S. dollar exchange rate, automotive market conditions in Europe, and our ability to scale up production levels on each product line.

2003 Compared to 2002

Net Sales

Consolidated net sales for 2003 were $112.9 million, compared to consolidated net sales of $120.3 million for 2002. While total units shipped increased by 9%, the decrease in net sales was primarily due to lower unit sales and lower prices on high value-added leadwire products. These leadwire products are generally legacy programs that our customers may seek to replace with lower priced standard initiators.

Gross Profit

Consolidated gross profit for 2003 was $21.4 million or 18.9% of consolidated net sales, compared to consolidated gross profit of $21.5 million or 17.9% of consolidated net sales for 2002. The improvement in gross margin was primarily due to productivity gains achieved through operating efficiencies.

Operating Expenses

Consolidated operating expenses for 2003 were $11.4 million or 10.1% of consolidated net sales, compared with consolidated operating expenses of $13.9 million or 11.6% of consolidated net sales for 2002. The decrease was primarily due to lower accrued incentive bonuses in 2003 compared to 2002.

Equity in Net Earnings (Losses) of SDI-Molan

We recorded $1.4 million in 2003 and $0.2 million in 2002 for our share of the losses of our joint venture in Germany, SDI-Molan. SDI-Molan began operations in September 2002 and was ramping up production capabilities on its MGG and GSI lines in 2003.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities. Our principal uses of cash are debt service requirements, capital expenditures and working capital.

We entered into a five-year credit facility (the “Credit Facility”) in June 2001 which consists of a $25.0 million Revolving Credit Facility (the “Revolver”) and a $5.0 million Term Loan (the “Term Loan”). Available borrowings under the Revolver are based on a formula comprised of our eligible accounts receivable and inventory. The Revolver requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding.

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

As of October 31, 2004, we had no borrowings outstanding under the Revolver. We had $1.8 million in letters of credit outstanding at October 31, 2004. The total amount available under the Revolver at October 31, 2004 was $10.1 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly and annual basis. As of October 31, 2004, we were in compliance with all such covenants.

As part of the Recapitalization in 1999, we issued $100.0 million of Senior Subordinated Notes (the “Notes”). We repurchased $0.8 million and $25.6 million face value of the Notes in the open market for

$0.3 million and $13.4 million in 2002 and 2001, respectively. The repurchases resulted in gains of $0.5 million and $9.4 million in 2002 and 2001, respectively. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of SDI and are subordinate to our obligations under the Credit Facility.

Continuing operations provided cash of $7.8 million and $6.6 million in 2004 and 2003, respectively. The increase was primarily due to a significant reduction in inventory levels in 2004, and a significantly smaller change in our equity investment in SDI-Molan in 2004. Continuing operations provided cash of $6.6 million and $9.8 million in 2003 and 2002, respectively. The decrease was primarily due to a significant increase in inventory levels in 2003. Capital expenditures, primarily for manufacturing equipment, were $3.7 million in 2004, $6.3 million in 2003 and $6.0 million in 2002. We expect to spend approximately $3.0 million to $4.0 million on capital expenditures, primarily for manufacturing equipment, during fiscal 2005. We expect to fund these purchases with cash from operations. We made a semiannual interest payment of $4.2 million on our Notes in December 2004 with cash from operations. Net cash used in financing activities was $1.0 million, $1.3 million and $1.3 million in 2004, 2003 and 2002, respectively. The increase in 2003 was due to an extra payment on our Term Loan in 2003.

Our working capital excluding cash and cash equivalents was $5.8 million at October 31, 2004, compared with $7.2 million at November 2, 2003 and $5.0 million at November 3, 2002. The decrease of $1.4 million in 2004 was primarily due to the decrease in inventory. The increase of $2.2 million in 2003 was primarily due to lower accrued incentive bonuses.

As of October 31, 2004, we had net liabilities of $29.6 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past three years.

Contractual Obligations

The following schedules summarize our contractual obligations and commercial commitments as of October 31, 2004 (amounts in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan	$1.7	$0.7	$1.0	$—	$—
Subordinated notes	73.6	—	—	73.6	—
Operating leases	65.6	4.1	8.1	7.9	45.5
Purchase obligations	4.1	1.1	1.9	1.1	—
Total	$145.0	$5.9	$11.0	$82.6	$45.5

Off-Balance Sheet Arrangements

We have guaranteed bank loans made to SDI-Molan, our German joint venture, under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.4 million Euro or $4.4 million at October 31, 2004. Our guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $4.1 million at October 31, 2004. See Note 6 to the Consolidated Financial Statements.

We had $1.8 million in letters of credit outstanding at October 31, 2004 under our Credit Facility. These letters of credit were issued to support the lease agreement on our facilities in California and Arizona and our workers compensation policy in California and Arizona.

We have sufficient availability under our Revolver to cover both the guarantees and the letters of credit at October 31, 2004.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results reported in future periods may be based upon amounts that differ from those estimates. The following policies represent what we believe are the critical accounting policies most affected by significant management estimates and judgments:

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. Accounts receivable are reported net of the allowance for amounts that may become uncollectible in the future. Such allowances can be either specific to a particular customer or general to all customers. We believe the level of the allowance for bad debts is reasonable based on past experience. However, the credit loss rate can be impacted by adverse changes in the automotive industry or changes in the liquidity or financial position of our customers which would affect the collectability of our accounts receivable and our future operating results. If credit losses exceed established allowances, our results of operations and financial condition may be adversely affected.

Inventory Reserves

We review our inventory for specific usage and future utility. Estimates for impairment of inventory are recorded as reserves to reduce the items to the lower of cost or market.

Contingencies

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for loss contingencies are adequate.

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

Accounting Developments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended October 30, 2005 for us) and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are currently assessing the impact of this statement on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FIN 46R, which among other things, revised the implementation dates applicable to a nonpublic entity such as SDI. We are required to immediately apply FIN 46 and FIN 46R (the “Interpretation”) to any entity that is subject to the Interpretation and that is created after December 31, 2003. SDI is also required to apply the Interpretation to any entity subject to the Interpretation that was created before December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004. We are currently evaluating the potential impact of the adoption of FIN 46 and FIN 46R on the financial reporting of our interest in SDI-Molan.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At October 31, 2004, we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required in response to this Item are listed under Item 15(a) of Part IV of this report.

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

As previously disclosed in our filing on Form 10 Q/A for the quarter ended August 1, 2004, we determined that a material weakness existed in our disclosure controls and procedures and our internal control over financial reporting (“Internal Control”) as defined in Exchange Act Rule 13a 15(f) because certain errors were made in accounting for the separation agreement we entered into during that quarter with our former chief operating officer. Those errors, which resulted in the restatement of our financial statements for the quarter ended August 1, 2004, related to the timing of the recognition of severance expense and recognition of compensation expense for a deemed modification of stock options.

In response to the identified weakness, we have taken steps to strengthen our disclosure controls and procedures and our Internal Controls to prevent the recurrence of the circumstances that resulted in our determination to restate our financial statements for the quarter ended August 1, 2004. To correct the identified weakness in our disclosure controls and procedures and our Internal Controls, we have instituted procedures requiring that separation agreements be reviewed and a formal assessment be prepared with respect to the accounting treatment required under generally accepted accounting principles and that such assessment be subject to an additional level of review.

SDI, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and  the material weakness described above, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in reaching a reasonable level of assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SDI have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. SDI conducts periodic evaluations to enhance, where necessary, its procedures and controls.

During the quarter ended October 31, 2004, there has not occurred any change in our Internal Controls that has materially affected, or is reasonably likely to materially affect, our Internal Controls. Certain changes which occurred after the end of such quarter are described above.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our directors and executive officers. All of our officers are appointed by and serve at the discretion of the Board of Directors.

Name	Age(1)	Positions
Dr. John F. Lehman	62	Chairman of the Board of Directors
Thomas W. Cresante	57	Director, President and Chief Executive Officer
George A. Sawyer	73	Director and Secretary
Louis N. Mintz	40	Director and Assistant Secretary
M. Steven Alexander	48	Director
Oliver C. Boileau, Jr.	77	Director
Randy H. Brinkley	60	Director
Donald Glickman	71	Director
Tig H. Krekel	51	Director
Sir Christopher Lewinton	73	Director
William Paul	68	Director
Joseph A. Stroud	49	Director
James L. Baglini	43	Vice President—Engineering
Nicholas J. Bruge	41	Vice President—Operations
Patrick J. Carroll	61	Vice President—Advanced Product Development
Thomas R. Cessario	50	Vice President—Regulatory Affairs and Human Resources
James E. Reeder	47	Vice President—Finance and Assistant Secretary
Marty E. Sheber	45	Vice President—New Business Development and Strategy

(1)          Age as of January 24, 2005.

Dr. John F. Lehman, who became a director of the Company upon consummation of the Recapitalization in December 1998 and Chairman of the Company in June 1999, is a Managing General Partner of J.F. Lehman & Company. Prior to founding J.F. Lehman & Company, Dr. Lehman was an investment banker with PaineWebber Incorporated and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman is Chairman of the Board of Directors of OAO Technology Solutions, Inc. (“OAOT”) and Racal Acoustics Limited (“Racal”), and is a member of the Board of Directors of Ball Corporation and ISO Inc. In addition, Dr. Lehman is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a Trustee of LaSalle College High School. Dr. Lehman recently completed service as a member of the National Commission on Terrorist Attacks.

Thomas W. Cresante joined the Company in October 1999 in his present role of Director, President, and Chief Executive Officer. Mr. Cresante became a member of the supervisory board of our joint venture, SDI-Molan, in 2001. From 1997 to 1998, Mr. Cresante was the Executive Vice President and Chief Operating Officer for Safety Components International, Inc. Mr. Cresante was employed by Allied Signal from 1996 to 1997 and held the positions of Vice President of Operations—Aerospace Division and President, Automotive Safety Restraints Systems. From 1990 to 1995, Mr. Cresante was the Vice President of Operations for TRW Inflatable Restraints Division. During his tenure with TRW, two of his startup facilities were named as “10 Best Plants in the U.S.” by Industry Week Magazine. Prior to joining TRW, Mr. Cresante worked for ITT Hancock from 1984 to 1989 and held the positions of General Manager and Vice President of Operations. Before 1984, Mr. Cresante held various general manager roles for different manufacturing firms. Mr. Cresante holds a Bachelor of Science degree in Industrial Engineering and

Management from the University of Akron. He is on the Board of Directors for the Automotive Occupant Restraints Council and is a member of the President’s Club for the Moorpark College Foundation.

George A. Sawyer is currently a director and Secretary of the Company and also served as Chairman of the Board from December 1998 to May 1999 and as interim Chief Executive Officer from June 1999 to October 1999. Mr. Sawyer was also a co-founder and Managing General Partner of J.F. Lehman & Company until December 2003. He is currently serving as executive advisor to J.F. Lehman & Company and is now a Managing Partner and member of General Management Partners, LLC (“GMP”), a consulting and investment firm. From 1993 to 1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior thereto, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President and Director of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is currently a director of OAOT and American Automar, Inc. He also serves on the Board of Trustees of Webb Institute, on the Board of Managers of the American Bureau of Shipping and on the Board of the Mariner’s Museum.

Louis N. Mintz became Assistant Secretary of the Company in January 2000 and a Director in January 2001. Mr. Mintz joined J.F. Lehman & Company in 1997 and became a partner in 2004. From 1996 to 1997, Mr. Mintz was a member of the Private Equity Investment Group at Odyssey Partners, LP, and from 1994 to 1996 served as Vice President at Rosecliff, Inc., where he was involved in all aspects of the acquisition and management of several portfolio companies. Prior to joining Rosecliff, Mr. Mintz spent five years with Nevasca Development Corporation, a leading real estate development firm in the resort community of Telluride, Colorado. He began his career at Drexel Burnham Lambert as a financial analyst in the corporate finance department. Mr. Mintz is currently a director of OAOT and Elgar Holdings, Inc. (“Elgar”).

M. Steven Alexander became a director of the Company in April 2000. Currently, Mr. Alexander is President of BNP Paribas Principal Incorporated (“BNP PPI”), a licensed Small Business Investment Company for certain U.S. investments owned by BNP Paribas. He has been president of BNP PPI (formerly Paribas Principal Incorporated) since 1989. Mr. Alexander is also the head of the Private Capital Group since January 2002, which is solely responsible for principal private equity and mezzanine investments for BNP Paribas in North America. Prior to his current position, Mr. Alexander was co-head of the Merchant Banking Group at BNP Paribas from 2000 to 2001 and head of the Merchant Banking Group at Paribas from 1990 to 2000.

Oliver C. Boileau, Jr. became a director of the Company upon consummation of the Recapitalization in December 1998. Mr. Boileau is a member of a limited partner of J.F. Lehman Equity Investors I, LP. Mr. Boileau joined Northrop Grumman Corporation in December 1989 as President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. In 1980, he joined General Dynamics Corporation as President and was a member of the Board of Directors. In January 1988, Mr. Boileau was appointed Vice-Chairman. He retired from General Dynamics in May 1988. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. Mr. Boileau is a director of Forever Enterprises. He is also an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University, the University of Wyoming Foundation and the National Security Advisory Panel of Sandia National Laboratories.

Randy H. Brinkley became a director of the Company in September 1999. He is currently a Senior Executive Advisor to J.F. Lehman & Company and a member of a limited partner of J.F. Lehman Equity Investors I, LP. Mr. Brinkley served as President of Boeing Satellite Systems Inc. (“BSS”), the world’s largest manufacturer of commercial communication satellites, from 2001 to 2003. Mr. Brinkley was Senior Vice President of Programs for BSS until March 2001. Before joining Hughes Space and Communications Company (acquired by Boeing in October 2000) in 1999, Mr. Brinkley spent seven years as a senior executive at the National Aeronautics and Space Administration, including positions as Program Manager for the International Space Station and Mission Director of the Hubble Space Telescope repair mission. From 1990 to 1992, Mr. Brinkley managed research and development activities for advanced aircraft systems and technologies at the McDonnell Douglas Corporation. Prior thereto, Mr. Brinkley served in the U.S. Marine Corps for 25 years before retiring as a Colonel.

Donald Glickman, who became a director of the Company upon consummation of the Recapitalization in December 1998, is a co-founder of J.F. Lehman & Company. Prior to joining J.F. Lehman & Company, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently a director of Racal, OAOT, the MacNeal-Schwendler Corporation and Monroe Muffler Brake, Inc. He is also a trustee of MassMutual Corporate Investors and MassMutual Participation Investors.

Tig H. Krekel became a director of the Company in April 2004. Mr. Krekel became Vice Chairman of J.F. Lehman & Company in 2004 and has been a limited partner and senior advisor to J.F. Lehman Equity Investors I, LP since 2001. Prior to joining J.F. Lehman & Company, Mr. Krekel served as President and Chief Executive Officer of Hughes Space and Communications and President of BSS. Before joining Hughes in 1999, Mr. Krekel was the President and Chief Executive Officer of AlliedSignal’s (now Honeywell’s), $3.0 billion Aerospace Equipment Systems group, which served the commercial transport, regional airline, general aviation, military and space markets. Prior to joining AlliedSignal, Mr. Krekel served in senior executive positions at Decair Corporation, an aviation/aerospace holding company, Poloron Products, a diversified manufacturing concern and Jet America, a domestic and international air carrier. Mr. Krekel spent five years as a Naval Officer holding various assignments including nuclear engineering duty on the aircraft carrier USS Enterprise, and aide in the office of the Chief of Naval Operations at the Pentagon. Mr. Krekel is a director of Racal and Hudson Group. He is also a National Trustee of the Boys & Girls Clubs of America.

Sir Christopher Lewinton became a director of the Company in October 2003 . Sir Christopher formally joined J F Lehman & Company in 2001 and prior thereto was a member of a limited partner of J.F. Lehman Equity Investors I, LP. Prior to joining the firm, Sir Christopher served as Chairman and Chief Executive Officer of TI Group plc, a global specialized engineering group, which he joined in 1986. In the 14 years under Sir Christopher’s strategic direction, TI Group was transformed into a world-leading company that merged with Smiths Industries in December 2000. From 1970 to 1985 Sir Christopher was Chief Executive of the Wilkinson Sword Group. In 1978, when Wilkinson was acquired by Allegheny International, a multi-billion dollar U.S. public company, he joined the main board of Allegheny and was the London-based Chairman of their International Operations. He is currently a member of the Advisory Board of Morgan Stanley Capital Partners and an Adviser to Booz Allen & Hamilton Inc. He is also a director of Racal. Sir Christopher was made a Fellow of the Royal Aeronautical Society in July 1993 and an Honorary Doctor of Technology by Brunel University in July 1997.

William Paul became a director of the Company upon consummation of the Recapitalization in December 1998. Mr. Paul is a member of a limited partner of J.F. Lehman Equity Investors I, LP. Mr. Paul began his career with United Technologies Corporation (“UTC”) at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky Aircraft, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed the Executive Vice President of UTC, Chairman of UTC’s international operations and became a member of UTC’s Management Executive Committee. Mr. Paul retired from these positions in 1997.

Joseph A. Stroud became a director of the Company as part of the Recapitalization in December 1998. Mr. Stroud became a member of the supervisory board of our joint venture, SDI-Molan, in September, 2004. He also served as Assistant Secretary from January 2000 to April 2002 and interim Chief Financial Officer from June 1999 to October 2000. He is now a Managing Partner and member of GMP. In 2002, Mr. Stroud served as interim Chief Financial Officer of Elgar. From 2001 to 2002, Mr. Stroud served as Chief Financial Officer and Chief Operating Officer of Burke Industries, Inc. (“Burke”). Mr. Stroud is a member of a limited partner of J.F. Lehman Equity Investors I, LP and was employed by J.F. Lehman & Company from 1996 to 2001. Prior to joining J.F. Lehman & Company, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until Litton Industries, Inc. purchased the company in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is currently a director of Burke.

James L. Baglini, Vice President—Engineering, is responsible for the direction and management of the Company’s engineering, energetics, R&D and MIS operations. He assumed this position effective January 1, 2004. Mr. Baglini joined the Company in September 1999 as Director of Energetic Materials and was promoted to Vice President—Energetics in May, 2001. Prior to joining the Company, Mr. Baglini was Manager, Propellant Actuated Devices at Pacific Scientific, a unit of Danaher Corporation, from 1997 to 1999. His experience also includes positions as Manager, Propellant Development for OEA, Inc. in Denver, Colorado from 1992 to 1997 and Manager, Propellant, Pyrotechnic and Explosive Operations for Unidynamics/Phoenix in Goodyear, Arizona from 1985 to 1992. Mr. Baglini holds a Bachelor of Science degree in Pre-Professional Studies (chemistry and biology) from the University of Notre Dame.

Nicholas J. Bruge, Vice President—Operations, is responsible for the operations management of the Company’s manufacturing facilities in Moorpark, California, in Mesa, Arizona and in Thailand. Mr. Bruge joined the Company in October 2000 as Vice President—General Manager, Mesa and was promoted to his current position in December 2003. Mr. Bruge has fifteen years of automotive airbag and manufacturing start-ups and turnaround experience, including eight years with TRW Vehicle Safety Systems in various capacities. Mr. Bruge also has international experience including three years as Vice President of Operations, Satellite Facility for RSI Home Products in North America and Mexico. Mr. Bruge has a Bachelor of Science degree in Industrial Technology specializing in Automotive Technology from Arizona State University.

Patrick J. Carroll, Vice President—Advanced Product Development, is currently the Managing Director of SDI-Molan. He joined the Company in 1999 as Vice President—General Manager, Hollister when the Company acquired the MGG product line. Prior to the acquisition, Mr. Carroll was a Corporate Vice President for Teledyne, and in 1998 concurrently served as the General Manager of Commercial Operations for McCormick Selph Ordnance Products, a business unit of Teledyne Ryan Aeronautical. Prior thereto, Mr. Carroll worked for FMC Corporation from 1967 to 1995, most recently as General Manager of the corporate lab. Mr. Carroll has a Bachelor of Science degree in Mechanical Engineering and Master of Mechanical Engineering from Pennsylvania State University and an Executive Master of Business Administration from Stanford University.

Thomas R. Cessario, Vice President—Regulatory Affairs and Human Resources, is responsible for all matters regarding environmental, health, safety, export control and defense security regulations and Human Resources at the Company. Mr. Cessario assumed responsibility for Human Resources in November 2004. Mr. Cessario joined the Company in November 1999 as Vice President—Environmental, Health, Safety and Regulatory Affairs. Prior to joining the Company, Mr. Cessario was the Corporate

Director of Environmental, Health and Safety from 1997 to 1999 for Irex Engineering Corporation. From 1992 to 1997, Mr. Cessario worked as National Director of Environmental, Health and Safety with Rollins Environmental, Inc. Mr. Cessario worked as Tactical Division Manager of Safety, Health and Environmental from 1981 to 1992 for Thiokol Aerospace Corporation. Mr. Cessario has a Bachelor of Science degree from West Virginia University as well as a Master of Science in Environmental Engineering and Occupational Safety from New York University and a Master of Business Administration in Operations Management from Wilmington College.

James E. Reeder, Vice President—Finance and Assistant Secretary, is responsible for managing the day-to-day financial operations of the Company. Mr. Reeder joined the Company in January 2002 in his current position. From 1999 to 2001, Mr. Reeder was Chief Financial Officer of PowerLift Corporation, a large distributor of Caterpillar equipment. From 1985 to 1999, Mr. Reeder held a variety of financial positions at Avery Dennison, a manufacturer of commercial and consumer products. Mr. Reeder has a Bachelor of Science degree in Economics, Summa cum Laude, from California State Polytechnic University, Pomona and a Master of Business Administration from the Haas School, University of California, Berkeley.

Marty Sheber, Vice President—New Business Development and Strategy, is responsible for all activities relating to Company growth processes including sales, marketing, acquisitions and strategic planning. Mr. Sheber joined the Company in November, 2004 in his current position. Prior to joining the Company, Mr. Sheber was Global Vice President of Sales and Marketing for the Advanced Integrated Technologies Group from 2001 to 2004. From 1985 to 2001 Mr. Sheber was with Allied Signal/Honeywell Aerospace Company (“Honeywell”) most recently as Director, Sales and Service Administration. During his employment with Honeywell his responsibilities included sales operations, service center administration, mergers and acquisitions, strategic planning, product line management and engineering. Mr. Sheber received his Masters of Business Administration from Arizona State University and his Bachelors of Mechanical Engineering from the University of Arizona.

Committees of the Board of Directors

Executive Committee. The Executive Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Paul and Cresante. The Executive Committee’s main function is to expedite the decision-making process on certain matters.

Audit Committee. The Audit Committee of the Board of Directors is comprised of Messrs. Boileau, Alexander, Glickman, Mintz and Paul. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The Board of Directors of SDI has determined that the Audit Committee does not include a financial expert as defined in Item 401 of Regulation S-K. The Board of Directors of SDI believes that the members of the audit committee are sufficiently sophisticated in financial matters to adequately carry out their responsibilities as members of the Audit Committee.

Compensation Committee. The Compensation Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman, Stroud and Cresante. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of our employees and consultants, and oversees and administers our Amended and Restated 1991 Stock Incentive Plan and our Deferred Bonus/Compensation Plan.

Stock Option Committee. The Stock Option Committee of the Board of Directors is comprised of Messrs. Lehman, Sawyer, Glickman and Stroud. The Stock Option Committee is responsible for the administration of our Amended and Restated 1999 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

Thomas W. Cresante, the Chief Executive Officer of the Company, George A. Sawyer, the Secretary and former interim Chief Executive Officer, and Joseph A. Stroud, former Chief Financial Officer of the Company, are members of the Compensation Committee. In addition, Messrs. Lehman, Sawyer, Glickman and Stroud are members of the Compensation Committee and are affiliated with companies that are parties to certain transactions and agreements involving the Company. See “Item 13. Certain Relationships and Related Transactions”.

Code of Ethics

We have a general code of ethics that applies to all of our employees, including the Chief Executive Officer and the Principal Financial Officer. In November 2004, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principle accounting officer or controller or persons performing similar functions, a copy of which is attached to this Form 10-K as Exhibit 14.1, to address the elements of financial reporting and disclosure as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The table below contains the annual and long-term compensation for services in all capacities to our company for 2004, 2003 and 2002, of those persons (collectively, the “Named Executive Officers”) who were, during 2004, (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers receiving compensation of more than $100,000 from us or one of our subsidiaries.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
		Salary	Bonus		Securities Underlying		All Other Compensation
Name and Principal Position	Year	($)	($)		Options		($)
Thomas W. Cresante	2004	399,110	70,000		—		48,757	(3)(4)(5)(8)(9)
President and Chief	2003	391,032	198,278	(1)	—		38,034	(3)(4)(5)(8)(9)
Executive Officer	2002	379,862	380,016		140,100	(2)	27,948	(3)(4)(5)(8)(9)
James L. Baglini	2004	151,129	40,000		—		2,450	(3)(4)
Vice President—Engineering	2003	140,433	48,084	(1)	—		1,812	(3)(4)
	2002	137,064	132,101		24,000	(2)	1,499	(3)(4)
Nicholas J. Bruge	2004	195,533	40,000		—		3,063	(3)(4)
Vice President—Operations	2003	159,697	57,264	(1)	—		1,633	(3)(4)
	2002	154,219	154,357		24,000	(2)	46,838	(3)(4)(6)
Patrick J. Carroll	2004	168,690	—		—		4,182	(3)(4)
Vice President,	2003	164,471	58,517		—		2,267	(3)(4)
Managing Director	2002	161,241	160,763		21,000	(2)	1,575	(3)(4)
of SDI-Molan
Thomas R. Cessario	2004	183,174	35,000		—		558	(3)
Vice President—Regulatory	2003	176,134	62,666	(1)	—		135	(3)
Affairs and Human Resources	2002	172,674	172,162		21,000	(2)	208	(3)
James E. Reeder	2004	157,113	35,000		—		1,901	(3)(4)
Vice President—Finance	2003	149,206	53,297	(1)	—		1,510	(3)(4)
	2002	117,130	145,018		21,000	(2)	20,611	(3)(4)(6)
John J. Walsh	2004	242,070	—		—		302,015	(3)(4)(5)(7)(10)
Executive Vice President	2003	236,966	100,217	(1)	—		11,977	(3)(4)(5)(7)
and Chief Operating Officer (May 2000 to May 2004)	2002	229,044	230,006		70,500	(2)	11,754	(3)(4)(5)(7)

(1)          Includes amounts mandatorily deferred under the Deferred Bonus/Compensation Plan adopted in October 2003 of $114,544, $27,778, $33,081, $33,805, $36,201 $30,789 and $57,895 for Messrs. Cresante, Baglini, Bruge, Carroll, Cessario, Reeder and Walsh, respectively.

(2)          Options granted pursuant to the Amended and Restated 1999 Stock Option Plan adopted by the Board of Directors on June 3, 1999, as authorized by the Stock Option Committee of the Board of Directors on May 1, 2002.

(3)          Consists of the value of group term insurance.

(4)          Consists of matching contributions under our 401(k) plan.

(5)          Consists of the value of the use of a SDI-leased automobile.

(6)          Consists of closing costs for home purchase.

(7)          Consists of loan interest.

(8)          Consists of certain life insurance premiums .

(9)          Consists of country club dues.

(10)        Consists of severance and consulting fees of $285,000 accrued in 2004.

Options Granted in 2004

There were no options granted in 2004 to the Named Executive Officers.

Aggregate Option Exercises in 2004 and 2004 Year End Option Values

The following table summarizes information with respect to all options held by the Named Executive Officers exercisable at October 31, 2004:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/ Unexercisable(1)
Thomas W. Cresante	0	$0	140,100/0	$700,500/0
James L. Baglini	0	0	24,000/0	120,000/0
Nicholas J. Bruge	0	0	24,000/0	120,000/0
Patrick J. Carroll	0	0	21,000/0	105,000/0
Thomas R. Cessario	0	0	21,000/0	105,000/0
James E. Reeder	0	0	21,000/0	105,000/0
John J. Walsh	0	0	70,500/0	352,500/0

(1)                              There is no public market for our Common Stock. The Company estimates that the market value for its common stock as of October 31, 2004 was approximately $25.00 per share.

Bonus, Incentive and Deferred Compensation Plans

Since March 1998, we have maintained short-term incentive plans for the benefit of all regular, full time employees of the Automotive Products Division and, through 2001, the former Aerospace Division, respectively (collectively, the “Bonus Plans”), and a Management Incentive Plan for certain members of management from both divisions (the “Management Plan”). The Bonus Plans permit us to pay employees quarterly bonuses based on employment level, the attainment of certain pre-established financial performance criteria, and the attainment of certain pre-established individual goals. The Management Plan bonuses are paid annually, based upon the attainment of certain pre-established consolidated and division financial performance criteria. The Bonus Plans and the Management Plan are administered by the Compensation Committee of the Board of Directors, which has full power and authority to determine the terms and conditions of awards under the Bonus Plans and the Management Plan. A Deferred Bonus/Compensation Plan (the “Deferred Plan”) was adopted for managers in October 2003. The Deferred Plan requires that a target percentage of cash bonuses earned under the Management Plan be deferred. Eligible managers are credited with “phantom” shares equivalent in value to shares of SDI’s common equity. Account values are adjusted annually based upon the value of SDI’s common equity and account balances are payable to participants upon the occurrence of a Change of Control, as defined in the Deferred Plan.

Stock Plans

We have two stock option plans for certain members of management. The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) is administered by the Compensation Committee of the Board of Directors. The 1991 Plan was terminated in 2001 except as to 7,750 options outstanding. The Amended and Restated Special Devices, Incorporated 1999 Stock Option Plan (the “Amended 1999 Plan”) ”) is administered by the Stock Option Committee of the Board of Directors which determines the amount,  terms and conditions of the awards made pursuant to the Amended 1999 Plan. The Amended 1999 Plan provides for grants of incentive and non-qualified stock options.

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

Employment and Consulting Agreements

Thomas W. Cresante. On October 1, 1999, we entered into an employment agreement with Mr. Cresante. The employment agreement had an initial term of two years and provided for an automatic one-year renewal at the end of the initial term and each renewal term until terminated upon written notice. Mr. Cresante’s current base salary is $399,110 per year and is subject to annual review by our Board of Directors. In addition, Mr. Cresante is eligible to receive at least 60% of his annual base salary in bonus compensation based upon set performance standards. The employment agreement provides that we may terminate Mr. Cresante’s employment for cause (as defined in the employment agreement). If we terminate Mr. Cresante’s employment other than for cause or disability, Mr. Cresante will be entitled to receive a severance of base salary plus target bonus for one year.

John W. Walsh. In May, 2004, we entered into an agreement with Mr. Walsh, our former chief operating officer, providing for a one year paid leave of absence followed by a one year consulting agreement. Mr. Walsh is entitled to receive approximately $392,000 in wages, benefits and consulting fees under the agreement. The agreement allows Mr. Walsh to extend the exercise period of his vested and unexercised stock options. Stock-based compensation of $353,000 related to the deemed modification of these stock options was recorded by us in 2004. In 1999, Mr. Walsh received a loan of $150,000 at an annual interest rate of 6% for relocation assistance. Under the terms of the agreement this loan will be forgiven on March 31, 2005.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 21, 2005, ownership of our Common Stock by (i) the stockholders known to us to be the beneficial owners of more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group:

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)		Percent of class(3)
JFL Co-Invest Partners I, LP 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	1,415,640	(4)(5)	37.8%
J.F. Lehman Equity Investors I, LP 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	861,951	(4)(5)	23.1%
JFL Investors LLC 2001 Jefferson Davis Highway, Suite 607 Arlington, Virginia 22202	2,277,591	(4)(5)	60.5%
Neubauer Family Trust Ordnance Products, Inc. 16207 Carmenita Rd. Cerritos, CA 90703	1,096,522		29.5%
BNP Paribas Principal Incorporated 787 Seventh Avenue New York, New York 10019	390,276	(5)	10.5%
M. Steven Alexander	390,276	(6)	10.5%
John F. Lehman	2,277,591	(4)(7)	60.5%
Donald Glickman	2,277,591	(4)(7)	60.5%
George A. Sawyer	2,277,591	(4)(7)	60.5%
Louis N. Mintz	2,277,591	(4)(7)	60.5%
Tig H. Krekel	—	(8)	—
Oliver C. Boileau, Jr.	—	(9)	—
Randy Brinkley	—	(10)	—
Sir Christopher Lewinton	—	(11)	—
William Paul	—	(12)	—
Joseph A. Stroud	—	(13)	—
Thomas W. Cresante	145,975	(14)	3.8%
James L. Baglini	24,000	(14)	*
Nicholas J. Bruge	24,000	(14)	*
Patrick J. Carroll	21,000	(14)	*
Thomas R. Cessario	21,000	(14)	*
James E. Reeder	21,000	(14)	*
Marty E. Sheber	—		*
John J. Walsh	70,500	(14)	1.9
Directors and Executive Officers as a Group	2,995,342		73.2%

*             Indicates beneficial ownership of less than one percent of outstanding shares.

(1)          Unless indicated otherwise, the address of the beneficial owner listed above is c/o Special Devices, Incorporated, 14370 White Sage Road, Moorpark, California 93021.

(2)          As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or to direct the disposition of, a security. However, under California law, personal property owned by a married person may be community property that either spouse may manage and control. We have no information as to whether any shares shown in this table are subject to California community property law.

(3)          Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of January 14, 2005. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of January 14, 2005 that is subject to options or warrants exercisable within 60 days of January 14, 2005 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

(4)          JFL Co-Invest Partners I, LP and J.F. Lehman Equity Investors I, LP are Delaware limited partnerships that are stockholders of the Company. JFL Investors LLC is a Delaware limited liability company that is the general partner of each of these limited partnerships. As of January 14, 2005, Messrs. Lehman, Glickman, Sawyer and Mintz are members of the general partner, and, as such may be deemed to control the voting and disposition, and be the beneficial owners, of the shares of the Common Stock owned by the limited partnerships.

(5)          Includes options exercisable within 60 days of January 14, 2005 for 28,334, 21,355, 49,689 and 7,811 shares for JFL Co-Invest Partners I, LP, J.F. Lehman Equity Investors I, LP, JFL Investors LLC and BNP Paribas Principal Incorporated, respectively.

(6)          As an officer of BNP Paribas Principal Incorporated (“BNP PPI”), Mr. Alexander may be deemed to control the shares of Common Stock owned by BNP PPI. Accordingly, Mr. Alexander may be deemed to be the beneficial owner of the shares of Common Stock owned by BNP PPI reflected above. The address for Mr. Alexander is c/o BNP Paribas Principal Incorporated, 787 Seventh Avenue, New York, New York 10019.

(7)          The address of Messrs. Lehman, Glickman, Sawyer and Mintz is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.

(8)          Mr. Krekel is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Krekel is 237 Rocky Point Road, Palos Verdes, CA 90274.

(9)          Mr. Boileau is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Boileau is 114 Arapahoe Drive, PO Box 663, Saratoga, Wyoming 82331.

(10)        Mr. Brinkley is a member of a limited partner of J.F. Lehman Equity Investors I, LP. Mr. Brinkley’s address is 32 Village Circle, Manhattan Beach, California 90266.

(11)        Sir Lewinton is a member of a limited partner of J.F. Lehman Equity Investors I, LP and is on the investment advisory board of J.F. Lehman & Company. The address for Sir Lewinton is 63 Curzon Street, London W1J 8PD, United Kingdom.

(12)        Mr. Paul is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611.

(13)        Mr. Stroud is a member of a limited partner of J.F. Lehman Equity Investors I, LP. The address for Mr. Stroud is c/o General Management Partners, LLC, 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.

(14)        Includes options exercisable within 60 days of January 14, 2005 of 140,100, 24,000, 24,000, 21,000, 21,000, 21,000 and 70,500 shares for Messrs. Cresante, Baglini, Bruge, Carroll, Cessario, Reeder and Walsh, respectively.

The following table details information regarding our existing equity compensation plans as of October 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	498,150	$19.68	212,100
Equity compensation plans not approved by security holders	—	—	—
Total	498,150	$19.68	212,100

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Upon consummation of the Recapitalization, we entered into a Stockholders Agreement with J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, BNP Paribas Principal Incorporated, the Treinen Family Trust and the Neubauer Family Trust (collectively, the “Stockholders”) and J.F. Lehman & Company. Among other things, the Stockholders Agreement provides that each Stockholder will vote all of its Common Stock to elect as directors the 11 persons designated as directors by J.F. Lehman Equity Investors I, LP and the one person designated as a director by BNP Paribas Principal Incorporated. The Stockholders Agreement contains customary restrictions on transfer, rights of first offer, preemptive rights, tag-along and drag-along rights. The Stockholders Agreement will terminate upon the earlier of:

•                                  the tenth anniversary of the Stockholders Agreement,

•                                  the date when all Stockholders and their transferees cease to hold any Securities (as defined under the Stockholders Agreement),

•                                  the date when all Securities have been sold in a registered public offering or distributed to the public pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) or

•                                  the date when Securities at an aggregate offering price of at least $20,000,000 are sold in a registered public offering.

The Stockholders Agreement will terminate with respect to any Stockholder once that Stockholder ceases to hold any Securities. In 2001, the Stockholders Agreement terminated as to the Treinen Family Trust when the shares held by this Stockholder were transferred to certain other Stockholders. In 2002, the Stockholders Agreement terminated as to J.F. Lehman & Company when J.F. Lehman & Company’s proxy to vote all of the Additional Rollover Shares it had a right to acquire under the Rollover Stockholders Agreement expired. The Stockholders Agreement will terminate with respect to any Securities once those Securities have been sold in a registered public offering or distributed to the public pursuant to Rule 144 under the Securities Act.

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

Management Agreements

Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the “Management Agreements”) we entered into with J.F. Lehman & Company upon consummation of the Recapitalization, we agreed to pay J.F. Lehman & Company an annual management fee equal to $0.9 million, payable in advance on a quarterly basis. We paid $0.9 million in management fees to J.F. Lehman & Company in 2004.

Neubauer Consulting Agreement

In 2002, we entered into a Consulting Agreement with Walter Neubauer, an affiliate of the Neubauer Family Trust, a stockholder of the Company, pursuant to which we agreed to pay Mr. Neubauer an annual fee of $0.1 million for consulting services related to the design, manufacture and marketing of precision engineered pyrotechnic devices. During 2004, we paid Mr. Neubauer $0.1 million pursuant to this agreement.

Component Purchases

During the year ended October 31, 2004, we purchased approximately $0.8 million of materials from a corporation owned by Walter Neubauer, an affiliate of the Neubauer Family Trust, a stockholder of the Company. At October 31, 2004, approximately $0.1 million was owed to this corporation.

Consulting Fees

During the year ended October 31, 2004, we paid Joseph Stroud, one of our Directors, approximately $0.1 million in consulting fees for various projects.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to SDI by PricewaterhouseCoopers LLP for professional services rendered for the years ended October 31, 2004 and November 2, 2003:

Fee Category	2004	2003
Audit fees	$177,000	$160,000
Tax fees	70,305	138,366
All other fees	—	17,081
Total fees	$247,305	$315,447

Audit Fees.   Fees billed for the audit of SDI’s annual consolidated financial statements and review of interim consolidated financial statements included in quarterly reports on Form 10-Q.

Tax Fees.   Fees billed for professional services for tax compliance, tax advice and tax planning. These services include tax return preparation and assistance with income tax audits.

All Other Fees.   Fees billed for products and services other than the services reported above. These services include audit of the financial statements of SDI’s 401(k) plan in 2003.

The Audit Committee pre-approves all audit engagements and fees as well as all permissible non-audit engagements of the independent auditor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Page
(a)(1)	FINANCIAL STATEMENTS
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at October 31, 2004 and November 2, 2003	F-2
	Consolidated Statements of Operations for each of the three years in the period ended October 31, 2004	F-3
	Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended October 31, 2004	F-4
	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2004	F-5
	Notes to Consolidated Financial Statements	F-6
(a)(2)	FINANCIAL STATEMENT SCHEDULES

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

4.6	Second Supplemental Indenture, dated as of September 21, 2000, among the Company, Scot, Incorporated as Guarantor and United States Trust Company of New York, as Trustee.
10.1(g)	Management Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.

10.2(g)	Management Services Agreement, dated as of December 15, 1998, between the Company and J.F. Lehman & Company.
10.3(g)

Subscription Agreement, dated as of September 7, 1998, among the Company, Paribas Principal Incorporated (now known as BNP Paribas Principal Incorporated), J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.

10.4(g)	Amendment No. 1 to Subscription Agreement, dated as of December 3, 1998, among the Company, BNP Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.5(g)	Amendment No. 2 to Subscription Agreement, dated as of December 15, 1998, among the Company, BNP Paribas Principal Incorporated, J.F. Lehman Equity Investors I, LP and JFL Co-Invest Partners I, LP.
10.6(g)

Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.

10.7(g)	Pledge Agreement, dated as of December 15, 1998, between the Neubauer Family Trust, by Walter Neubauer, trustee and J.F. Lehman & Company.
10.8(g)

Rollover Stockholders Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman & Co., the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.

10.9(g)

Registration Rights Agreement, dated as of December 15, 1998, among the Company, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, BNP Paribas Principal Incorporated, the Neubauer Family Trust, by Walter Neubauer trustee, and the Treinen Family Trust, by Thomas F. Treinen trustee.

10.10(d)	Technology License Agreement dated November 7, 1990 between the Company and Davey Bickford Smith.
10.11(e)	Amended and Restated 1991 Stock Incentive Plan of the Company.*
10.12(f)	Development Agreement, dated August 28, 1996, between the Company and the City of Moorpark.
10.13(h)	Employment Agreement dated October 1, 1999 between the Company and Thomas W. Cresante.*
10.14(g)	Registration Rights Agreement, dated as of December 15, 1998, among SDI Acquisition Corp., as Issuer and BT Alex. Brown Incorporated and Paribas Corporation as Initial Purchasers.
10.15(i)	Agreement and Plan of Merger between the Company and Wind Point Partners IV, LP dated August 18, 2000.
10.16(j)	Asset Purchase Agreement, dated as of March 27, 2001, among the Company, PS/EMC West LLC and Pacific Scientific Company (solely with respect to Section 7.2 thereof).
10.17(j)	Amendment No. 1 to Asset Purchase Agreement dated as of May 11, 2001.
10.18(k)	Lease Agreement, dated as of June 4, 2001, among the Company, Autosafe Airbag 14 (CA) LP and Autosafe Airbag 12 (CA) LP.
10.19(l)	Partnership Agreement, dated as of June 26, 2001, among SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.
10.20(l)

Side Agreement, dated as of June 26, 2001, among the Company, Anhaltinische Chemische Fabriken ACF GmbH, Molan-Werk Dittrich Gessellschaft mit beschrankter Haftung & Co. Komman-ditgesellschaft, SDI Germany GmbH, Klaus-Jurgen Dittrich and Frank Dittrich.

10.21(l)	Loan and Security Agreement, dated as of June 27, 2001, among the Company and Foothill Capital Corporation (now known as Wells Fargo Foothill, Inc.).
10.22(m)	Amendment No. 2 to Asset Purchase Agreement dated as of July 30, 2001.

10.23(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 17, 2002.
10.24(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated October 23, 2002.
10.25(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated March 28, 2003.
10.26(p)	Consent and First Amendment to Loan Documents between the Company and Wells Fargo Foothill, Inc. dated April 16, 2003.
10.27(p)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 13, 2003.
10.28(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated June 24, 2003.
10.29(q)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated July 29, 2003.
10.30(r)	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated August 29, 2003.
10.31(s)	Letter Agreement between the Company and John J. Walsh dated May 10, 2004.*
10.32	Amended and Restated 1999 Stock Option Plan of the Company.*
10.33	Deferred Bonus/Compensation Plan dated November 3, 2003.*
10.34	Letter Agreement between the Company and Wells Fargo Foothill, Inc. dated August 10, 2004.
12.1(g)	Statement re Computation of Ratios.
14.1	Code of Ethics for Senior Financial Officers.
21.1(o)	Subsidiaries of the Company.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
(a)	Previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on August 18, 1998 and incorporated herein by reference.
(b)	Previously filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Commission on December 10, 1998 and incorporated herein by reference.
(c)	Previously filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 1998 and incorporated herein by reference.
(d)	Previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-40903) and incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by reference.
(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated herein by reference.
(g)	Previously filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-75869) and incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K405 for the fiscal year ended October 31, 1999 and incorporated herein by reference.
(i)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2000 and incorporated herein by reference.

(j)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2001 and incorporated herein by reference.
(k)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2001 and incorporated herein by reference.
(l)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2001 and incorporated herein by reference.
(m)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K405 for the fiscal year ended October 31, 2001 and incorporated herein by reference.
(n)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2002 and incorporated herein by reference.
(o)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2002 and incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2003 and incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2003 and incorporated herein by reference.
(r)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2003 and incorporated herein by reference.
(s)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended August 1, 2004 and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Special Devices, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Special Devices, Incorporated and its subsidiaries (the “Company”) at October 31, 2004 and November 2, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective November 4, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
January 17, 2005

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 31 2004	November 2 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,304	$3,925
Accounts receivable, net of allowances of $270 and $426 in 2004 and 2003, respectively	13,492	13,265
Inventories	5,165	6,646
Prepaid expenses and other current assets	3,809	4,127
Deferred tax assets	2,018	1,983
Total current assets	31,788	29,946
Property, plant and equipment, net	24,705	29,659
Other assets, net of accumulated amortization	2,983	3,712
Notes receivable	4,395	4,435
Investment in and advances to SDI-Molan and affiliates	3,068	2,626
Total assets	$66,939	$70,378
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,770	$7,573
Accrued liabilities	9,706	10,313
Income taxes payable	442	136
Current portion of long-term debt	750	750
Total current liabilities	18,668	18,772
Deferred tax liabilities	2,848	3,552
Other liabilities	500	924
Long-term debt, net of current portion	74,545	75,545
Total liabilities	96,561	98,793
Commitments and contingencies (Note 17)
Redeemable preferred stock, 4,000 shares issued and outstanding in 2004 and 2003	4,000	4,000
Redeemable common stock, 735,294 shares issued and outstanding in 2004 and 2003	42,625	39,625
Total redeemable stock	46,625	43,625
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 2,977,470 shares issued and outstanding in 2004 and 2003	30	30
Additional paid-in capital	58,455	61,102
Retained earnings (deficit)	(134,878)	(133,193)
Accumulated other comprehensive income	146	21
Total stockholders’ equity (deficit)	(76,247)	(72,040)
Total liabilities, redeemable stock and stockholders’ equity (deficit)	$66,939	$70,378

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	For The Years Ended
	October 31 2004	November 2 2003	November 3 2002
Net sales	$105,452	$112,908	$120,254
Cost of sales	86,416	91,523	98,782
Gross profit	19,036	21,385	21,472
Operating expenses	12,654	11,426	13,893
Income from operations	6,382	9,959	7,579
Other income (expense):
Interest expense	(9,327)	(9,213)	(9,507)
Interest and other income	712	592	621
Gain on extinguishment of debt	—	—	521
Total other income (expense)	(8,615)	(8,621)	(8,365)
Income (loss) from continuing operations before income taxes and equity loss	(2,233)	1,338	(786)
Income tax benefit	(1,046)	(572)	(322)
Equity in losses of SDI-Molan	(498)	(1,394)	(176)
Income (loss) from continuing operations	(1,685)	516	(640)
Discontinued operations:
Gain (loss) on sale of discontinued operations, net of tax expense (benefit) of $84 and $(72), respectively	—	247	(172)
Net income (loss)	$(1,685)	$763	$(812)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	(Deficit)
Balance, October 31, 2001	—	$—	3,712,764	$30	$67,102	$(133,144)	$—	$(66,012)
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	—	(3,000)
Net loss	—	—	—	—	—	(812)	—	(812)
Balance, November 3, 2002	—	—	3,712,764	30	64,102	(133,956)	—	(69,824)
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	—	(3,000)
Comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	763	—	763
Total comprehensive income (loss)								784
Balance, November 2, 2003	—	—	3,712,764	30	61,102	(133,193)	21	(72,040)
Accreted put premium on redeemable common stock	—	—	—	—	(3,000)	—	—	(3,000)
Stock-based compensation	—	—	—	—	353	—	—	353
Comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	—	125	125
Net loss	—	—	—	—	—	(1,685)	—	(1,685)
Total comprehensive income (loss)								(1,560)
Balance, October 31, 2004	—	$—	3,712,764	$30	$58,455	$(134,878)	$146	$(76,247)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For The Years Ended
	October 31 2004	November 2 2003	November 3 2002
Cash Flows From Operating Activities:
Net income (loss)	$(1,685)	$763	$(812)
Loss (gain) on sale of discontinued operations	—	(247)	172
Income (loss) from continuing operations	(1,685)	516	(640)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,930	9,356	10,293
Equity in losses of SDI-Molan	498	1,394	176
Gain on extinguishment of debt	—	—	(521)
Deferred income taxes	(739)	330	932
Stock-based compensation	353	—	—
Increase (decrease) in inventory reserve	(128)	753	(263)
Increase (decrease) in accounts receivable allowances	(156)	87	(303)
Changes in assets and liabilities:
Accounts receivable	(71)	(652)	279
Inventories	1,609	62	3,402
Prepaid expenses and other current assets	322	649	1,374
Net change in investment in and advances to SDI-Molan	(897)	(2,157)	(1,981)
Other assets	35	(66)	600
Accounts payable and accrued liabilities	90	(3,024)	(3,109)
Income taxes payable	(618)	(790)	(361)
Other	283	125	(117)
Net cash provided by continuing operations	7,826	6,583	9,761
Net cash provided by discontinued operations	—	—	69
Net cash provided by operating activities	7,826	6,583	9,830
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(3,685)	(6,269)	(6,021)
Proceeds from sale of discontinued operations	—	—	69
Decrease in notes receivable	36	33	38
Other	202	—	913
Net cash used in investing activities	(3,447)	(6,236)	(5,001)
Cash Flows From Financing Activities:
Repurchase of long-term debt	—	—	(293)
Repayment of long-term debt	(1,000)	(1,274)	(1,025)
Net cash used in financing activities	(1,000)	(1,274)	(1,318)
Net increase (decrease) in cash and cash equivalents	3,379	(927)	3,511
Cash and cash equivalents at beginning of year	3,925	4,852	1,341
Cash and cash equivalents at end of year	$7,304	$3,925	$4,852
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,623	$8,756	$8,935
Income taxes	860	170	78
Non-cash financing activities:
Accretion of redeemable common stock	$3,000	$3,000	$3,000

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Operations

Special Devices, Incorporated, a Delaware corporation (the “Company” or “SDI”), is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. The Company’s primary products are initiators, which function like an “electrical match” to ignite the gas generating charge in an automotive airbag system. We believe we are the world’s largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use SDI’s product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers. As of October 31, 2004 we only have one operating segment, the Automotive Division. Although we are developing products and capabilities in the new Aerospace Division and in commercial mining and blasting, neither of these areas is significant to total consolidated assets or to total consolidated revenues at or for the year ended October 31, 2004.

The Company formed a joint venture partnership, SDI-Molan GmbH & Co. KG (“SDI-Molan”) in Germany in June 2001. The Company’s 50% interest in SDI-Molan is held by SDI Germany GmbH (“SDI Germany”), a wholly owned German subsidiary. SDI Germany was established in 2001 for the purpose of holding the interest in the joint venture. SDI-Molan’s business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators, and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan began operations in 2002 with its micro gas generator production line. Commercial production commenced on its Global Standard Initiator lines in 2004.

In June 2002, the Company incorporated Special Devices Japan Kabushiki Kaisha (“SDI Japan”) in Japan and SDI Japan began operations as a sales office in 2003. The Company previously distributed its products in Japan through an agent. In November 2002, the Company formed Special Devices (Thailand) Co., Ltd (“SD Thailand”) in Thailand. SD Thailand is leasing a production ready facility in Thailand. Commercial production is expected to scale up in 2005.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, SDI Germany, SDI Japan and SD Thailand. All material intercompany accounts and transactions have been eliminated. The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

Foreign Currency Translation

The functional currency for all foreign operations is the local currency. Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Results of operations are translated into U.S. dollars at the average exchange rate for the year. Translation adjustments are recorded in Accumulated Other Comprehensive Income, a separate component of Stockholders’ Equity. Gains and losses from foreign currency transactions, the amounts of which are not material, are included in net income.

Discontinued Operations

The divestiture of the Aerospace Division was completed in 2001. As previously disclosed, the net assets of the remaining Aerospace operations were sold on May 11, 2001.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Risks and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

As of October 31, 2004, the Company had net liabilities of $29.6 million. The Company’s ability to pay the interest on, or to refinance debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. The Company had positive cash flow from continuing operations during each of the past three years.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less when purchased.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, trade accounts receivable and all current liabilities (excluding short-term borrowings) approximate the fair values due to the relatively short maturities of these instruments.

The following are the fair value and carrying amounts of long-term debt, including short-term borrowings:

	October 31 2004	November 2 2003
	(In thousands)
Fair value	$74,559	$69,120
Carrying amount	75,295	76,295

The Company’s borrowings under its term loans and revolving lines of credit have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Senior Subordinated Notes are traded occasionally in public markets.

Inventories

Inventories are stated at the lower of cost or market using standard costs, which approximates the first-in, first-out method. The Company’s policy is to review its inventory for specific usage and future utility. Estimates for impairment of inventory are recorded as reserves to reduce the items to the lower of cost or market.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leasehold improvements are amortized over the life of the lease or the useful lives of the improvements, whichever is shorter. Upon sale or retirement of the depreciable property, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in the consolidated statement of operations.

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

Research and Development

Research and development costs are expensed as incurred. The Company’s research and development department’s expense was $1.3 million, $1.1 million and $2.1 million in 2004, 2003 and 2002, respectively.

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

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which encourages, but does not require, companies to record as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123” effective for the second quarter of fiscal 2003. At October 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Generally no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant. The stock-based compensation expense for the year ended October 31, 2004 relates to a deemed modification of stock options under the separation agreement with SDI’s former chief operating officer.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For The Years Ended
	October 31 2004	November 2 2003	November 3 2002
	(In thousands)
Net income (loss), as reported	$(1,685)	$763	$(812)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	353	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,688)	(1,451)	(1,540)
Pro forma net loss	$(3,020)	$(688)	$(2,352)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 4.57%, 4.15% and 3.87% per annum; dividend yields of 0% for all years; expected volatility of 30% for all years; and a weighted-average expected life of the options of 9.2 years for all years.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended October 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity.” The statement changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances). The Company is required to adopt the provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise as of July 7, 2003, except for mandatorily redeemable financial instruments for which the adoption date is February 1, 2004. The Company’s “mezzanine” equity does not meet the requirements of this statement and, therefore, the Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

On November 4, 2002, the Company adopted SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Accordingly, gains on extinguishment of debt have been reclassified to income from continuing operations. Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable

The Company maintains allowances for bad debts, discounts and sales allowances. The activity relating to allowances for accounts receivable is as follows:

	October 31 2004	November 2 2003	November 3 2002
	(In thousands)
Balance at beginning of year	$426	$339	$642
Additions charged to expense	610	995	787
Charge-offs	(766)	(908)	(1,090)
Balance at end of year	$270	$426	$339

4. Inventories

Inventories consist of the following components:

	October 31 2004	November 2 2003
	(In thousands)
Raw materials and components	$1,539	$2,074
Work in process	1,494	1,236
Finished goods	2,132	3,336
Total inventories	$5,165	$6,646

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31 2004	November 2 2003
	(In thousands)
Machinery and equipment	$95,842	$91,524
Furniture, fixtures and computer equipment	6,332	6,080
Construction in progress	1,639	3,419
Other	1,020	592
	104,833	101,615
Less accumulated depreciation and amortization	(80,128)	(71,956)
Property, plant and equipment, net	$24,705	$29,659

Depreciation and amortization expenses associated with property, plant and equipment was approximately $8.2 million, $8.7 million and $9.6 million, for the three years in the period ended October 31, 2004.

6. Investment in SDI-Molan

The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in SDI-Molan (Continued)

The investment in SDI-Molan consists of the following:

	October 31 2004	November 2 2003
	(In thousands)
Investment in SDI-Molan	$2,334	$1,431
Advances and notes receivable	2,802	2,765
	5,136	4,196
Less prior years losses	(1,570)	(176)
Less current year loss	(498)	(1,394)
Net investment in and advances to SDI-Molan and affiliates	$3,068	$2,626

Summarized financial information for SDI-Molan is as follows:

	For The Years Ended
	October 31 2004	November 2 2003	November 3 2002
	(In thousands)
Statement of Operations:
Net sales	$10,434	$2,648	$19
Gross profit (loss)	1,275	(810)	(141)
Loss from operations	(510)	(2,309)	(334)
Net loss	(995)	(2,789)	(352)

The Company made two working capital loans to SDI-Molan each in the amount of 0.8 million Euro in October 2003 and in August 2002. The loan made in October 2003 was contributed to SDI-Molan as capital in October 2004. The original loan made in August 2002 is denominated in Euros and carries an interest rate of prime plus 2.5% per annum with interest due monthly and principal due in 2008. Its book value at October 31, 2004 was approximately $0.9 million. In addition, the Company has a receivable for expenses from SDI-Molan in the amount of $1.0 million at October 31, 2004. In October 2003, the Company also made a loan to its partners in SDI-Molan in the amount of 0.8 million Euro. In October 2004, these partners assigned their notes receivable from SDI-Molan in the amount of $0.8 million Euro to SDI to satisfy their loan with SDI. The assigned loans carry an interest rate of prime plus 2.5% per annum with principal and interest due in Euros at maturity in 2006. Its book value at October 31, 2004 was approximately $0.9 million.

The Company has guaranteed bank loans made to SDI-Molan under agreements entered into in August 2002 concurrent with the commencement of operations. SDI-Molan had bank loans outstanding in the amount of 3.4 million Euro or approximately $4.4 million at October 31, 2004. The Company’s guarantee is limited to fifty percent of the loans outstanding and is subject to a maximum of 3.2 million Euro or approximately $4.1 million at October 31, 2004.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities

Accrued liabilities consist of the following components:

	October 31 2004	November 2 2003
	(In thousands)
Accrued interest	$3,232	$3,221
Accrued vacation and sick pay	1,132	1,294
Other employee-related liabilities	1,396	1,046
Accrued bonuses	500	1,175
Accrued environmental	871	852
Other	2,575	2,725
Total accrued liabilities	$9,706	$10,313

In May, 2004, the Company entered into a separation agreement with its former chief operating officer. Under the terms of the separation agreement, the Company is obligated to pay the former chief operating officer a total of $392,000 through March 31, 2006. The former chief operating officer resigned as an executive officer of the Company as of May 10, 2004, but will remain on a leave of absence until March 31, 2005 and will serve as a consultant to the Company from April 1, 2005 until March 31, 2006. In addition, the Company agreed to allow the former chief operating officer to extend the exercise period of his vested and unexercised stock options. Severance costs of $392,000 and stock-based compensation expense related to the deemed modification of stock options of $353,000 were charged to Operating expense in the third quarter of fiscal 2004.

In October  2004, the Company reached a decision to reduce its workforce by approximately 10%. The reductions are expected to be completed by the end of the first quarter of 2005. The action is the result of improvements to SDI’s manufacturing productivity and is designed to reduce costs and improve the Company’s profitability during 2005. One-time termination benefits of severance and health insurance of approximately $0.3 million were accrued in the fourth quarter of fiscal 2004 and approximately $0.3 million was paid during the first quarter of fiscal 2005. The expense was charged to “Cost of sales” in the Company’s consolidated statement of operations for the year ended October 31, 2004. The accrued severance liability was $0.6 million at October 31, 2004.

8. Long-Term Debt

Long-term debt consists of the following components:

	October 31 2004	November 2 2003
	(In thousands)
Term loan	$1,701	$2,701
Senior subordinated notes	73,594	73,594
	75,295	76,295
Less current portion	(750)	(750)
Long-term debt	$74,545	$75,545

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt (Continued)

As part of the Recapitalization in 1999, the Company issued $100.0 million of Senior Subordinated Notes (the “Notes”). The Company repurchased $0.8 million and $25.6 million face value of the Notes in the open market for $0.3 million and $13.4 million in 2002 and 2001, respectively. The repurchases resulted in gains of $0.5 million and $9.4 million in 2002 and 2001, respectively. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under its Credit Facility as defined below.

The Company entered into a credit facility (the “Credit Facility”) in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the “Revolver”) and a $5.0 million five-year Term Loan (the “Term Loan”). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Revolver requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank’s Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On October 31, 2004, the Company elected the LIBOR Rate option for $1.7 million of the Term Loan for a contract term and rate of 3 months and 4.63% per annum, respectively. At October 31,2004, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $1.8 million in letters of credit outstanding at October 31, 2004. The total amount available under the Revolver at October 31, 2004 was $10.1 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of October 31, 2004. Substantially all of the Company’s assets are pledged as collateral under the Credit Facility.

The remaining principal payments under the Term Loan are as follows (in thousands):

For Fiscal Years
2005	$750
2006	951
$1,701

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The income tax provision (benefit) attributable to continuing operations consists of the following components:

	For The Years Ended
	October 31 2004	November 2 2003	November 3 2002
	(In thousands)
Current:
Federal	$(206)	$(837)	$(829)
State	(108)	(73)	(425)
Foreign	7	8	—
	(307)	(902)	(1,254)
Deferred:
Federal	(1,191)	672	275
State	452	(342)	657
	(739)	330	932
Total:
Federal	(1,397)	(165)	(554)
State	344	(415)	232
Foreign	7	8	—
	$(1,046)	$(572)	$(322)

In 2004, 2003 and 2002, income (loss) from continuing operations includes $(0.8) million, $(1.6) million and $(0.2) million, respectively, in losses from foreign operations.

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:

	October 31 2004	November 2 2003
	(In thousands)
Current deferred taxes:
Allowance for doubtful accounts	$115	$181
Inventories	366	381
Vacation	349	375
Other accruals	1,188	1,046
Total current deferred taxes	2,018	1,983
Noncurrent deferred taxes:
Depreciation	(4,168)	(4,336)
Net operating losses	1,587	728
Other	204	230
Federal and state tax credits	1,334	554
Valuation allowance	(1,805)	(728)
Total noncurrent deferred taxes	(2,848)	(3,552)
Net deferred tax liabilities	$(830)	$(1,569)

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (Continued)

In accordance with SFAS No. 109, “Accounting for Income Taxes,” management establishes valuation allowances against deferred tax assets if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established valuation allowances pertaining to its state tax credits and foreign net operating losses. The valuation allowance increased by $1.0 million, $0.6 million and $0.1 million in 2004, 2003 and 2002, respectively.

At October 31, 2004, the Company had foreign net operating loss carryforwards of approximately $2.1 million, of which $0.7 million will begin expiring in 2007 and $1.4 million will never expire. The Company has federal and state net operating loss carryforwards of $1.9 million and $0.7 million, respectively, which will begin expiring in 2024 and 2012, respectively. The Company also has state tax credits of $0.2 million that will begin expiring in 2010 and $0.6 million that will never expire.

A reconciliation between the statutory federal income tax benefit and the Company’s effective income tax benefit on losses from continuing operations is as follows:

	For The Years Ended
	October 31 2004	November 2 2003	November 3 2002
	(In thousands)
Income tax benefit at federal statutory rates	$(754)	$(19)	$(514)
State income taxes, net of federal income tax effect	(32)	(345)	79
Release of tax reserves	(415)	(1,000)	—
Refund claims	(349)	—	—
Change in valuation allowance	476	568	—
Non-deductible penalties	—	—	32
Other	28	224	81
	$(1,046)	$(572)	$(322)

During 2003, the Company finalized the most recent Internal Revenue Service audit which resulted in the reversal of approximately $1.0 million in reserves. This adjustment was recorded as a reduction of income tax expense in 2003.

10. Redeemable Preferred Stock

The Company issued 4,000 shares of Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) to participating stockholders on February 28, 2001 for a total consideration of $4.0 million.

The Preferred Stock is redeemable at the option of the Company at any time at a stated liquidation value of one thousand dollars per share (the “Stated Liquidation Value”) plus accrued dividends (the “Liquidation Preference”). Holders of the Preferred Stock have the option to require the Company to redeem their shares at the Liquidation Preference upon a change in control as defined. The Preferred Stock has therefore been recorded as Redeemable Preferred Stock.

The Preferred Stock is convertible into the Company’s Common Stock upon the occurrence of certain triggering events as defined, which include the fifth anniversary of the issuance of the Preferred Stock. Each share of Preferred Stock is convertible into the number of shares of Common Stock which results from dividing the Stated Liquidation Value by the conversion price (the “Conversion Price”). The Conversion Price is $5.00 per share and is subject to antidilutive adjustments.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Redeemable Common Stock

Some of the outstanding shares of Common Stock held by certain stockholders, are subject to the right, under certain conditions, to require the Company to purchase all or a portion of these shares at a price per share based on a formula. Accordingly, these 735,294 shares have been recorded as redeemable common stock. Annual accretion on the redeemable common stock is $3.0 million.

12. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock, $.01 par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At October 31, 2004 and November 2, 2003, 4,000 shares of Redeemable Preferred Stock were outstanding. See Note 10.

Warrants

The Company issued a warrant certificate in April 2000 for 10,000 warrants for a total consideration of $10,000. The warrant certificate expires April 2010 and entitles the holder to purchase one share of Common Stock, par value $.01 per share, for each warrant at an exercise price of $50.00 per share.

The Company issued warrant certificates in June 2001 for 135,382 warrants in connection with the sale and leaseback of its facilities in Moorpark, California and Mesa, Arizona. The warrant certificates expire in June 2021 and entitle the holders to purchase one share of Common Stock, par value $.01 per share, for each warrant at an exercise price of $34.00 per share.

Stock Options and Grants

The Company’s Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”) is administered by a committee of the Board of Directors. The 1991 Plan was terminated in 2001 except as to the 7,750 options outstanding.

In December 1996, the Company’s Stock Option Committee authorized stock option grants to certain employees via a special grant that is not part of the 1991 Plan. Under terms of this authorization, options to purchase 130,000 shares were granted which vest ratably over 5 years from the grant date, and options to purchase 312,000 shares vest ratably over a period ranging from 5 to 8 years from the grant date. The grants for the latter options contain vesting acceleration clauses during the first 36 months of the option; the acceleration clauses are contingent upon the price of the Company’s Common Stock attaining a certain level, and upon the Company attaining certain earnings levels. The options were granted at the estimated fair market value of the stock on the grant date, which was $17.00 per share.

In June 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”), which provided for the issuance of up to 370,000 shares of Common Stock pursuant to awards granted under the 1999 Plan. Options vest ratably over four years, subject to accelerated vesting upon a change in control of the Company, and expire on the tenth anniversary of the date of grant. All options outstanding under the 1999 Plan were cancelled in October 2001 pursuant to written agreements between the Company and each optionee.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity (Continued)

Stock Options and Grants (continued)

The Amended and Restated Special Devices, Incorporated 1999 Stock Option Plan (the “Amended 1999 Plan”) was adopted by unanimous written consent of the stockholders on April 23, 2002. The Amended 1999 Plan increased the aggregate number of shares of Common Stock available for grant to 645,000 shares from 370,000 shares. In May 2002, the Company granted options to purchase 500,400 shares. The options vest over two years, subject to accelerated vesting upon a change in control of the Company. In July 2002, the Company granted options to purchase an additional 4,500 shares that vest ratably over four years subject to accelerated vesting upon a change in control of the Company. All options expire upon the tenth anniversary of the date of grant. The options were granted at the estimated fair market value of the stock on the grant dates, which was $20.00 per share. The Company granted options to purchase 3,600 and 3,300 shares in June and December 2003, respectively. These options vest ratably over four years subject to accelerated vesting upon a change in control of the Company. All options expire upon the tenth anniversary of the date of grant. The options were granted at the estimated fair market value of the stock on the grant dates, which was $25.00 per share.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity (Continued)

Stock Options and Grants (continued)

The following table summarizes stock option activity for each of the three years in the period ended October 31, 2004:

	Amended and Restated 1991 Stock Incentive Plan	Weighted Average Exercise Price	1996 Special Grant	Weighted Average Exercise Price	Amended and Restated 1999 Stock Option Plan	Weighted Average Exercise Price
Shares authorized	7,750		57,500		645,000
Shares under option:
Outstanding at October 31, 2001	7,750	$17.39	57,500	$17.00	—	—
Granted	—	—	—	—	504,900	$20.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(8,400)	$20.00
Shares under option:
Outstanding at November 3, 2002	7,750	$17.39	57,500	$17.00	496,500	$20.00
Granted	—	—	—	—	3,600	$25.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(25,200)	$20.00
Shares under option:
Outstanding at November 2, 2003	7,750	$17.39	57,500	$17.00	474,900	$20.04
Granted	—	—	—	—	3,300	$25.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(45,300)	$20.00
Shares under option:
Outstanding at October 31, 2004	7,750	$17.39	57,500	$17.00	432,900	$20.08
Weighted average fair value of options granted during the year:
2002		—		—		$9.33
2003		—		—		$11.87
2004		—		—		$12.19
Options exercisable:
At November 3, 2002	7,750		57,500		164,000
At November 2, 2003	7,750		57,500		312,325
At October 31, 2004	7,750		57,500		426,900

The following table summarizes information for stock options outstanding at October 31, 2004:

	Options Outstanding
		Weighted Average		Options Exercisable
Range Of Exercise Price	Number Outstanding At October 31, 2004	Remaining Contractual Life	Exercise Price	Number Exercisable At October 31, 2004	Weighted Average Exercise Price
$17.00-$25.00	498,150	6.8	$19.68	492,150	$19.50

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity (Continued)

Registration Rights Agreement

Pursuant to the Registration Rights Agreement entered into upon consummation of the Recapitalization, as defined below, J.F. Lehman Equity Investors I, LP, JFL Co-Invest Partners I, LP, BNP Paribas Principal Incorporated and the Neubauer Family Trust and any of their direct or indirect transferees have certain demand and piggyback registration rights, on customary terms, with respect to the Common Stock held by such entities and persons.

Recapitalization Transaction

On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the “Recapitalization”) whereby affiliates of J.F. Lehman & Company (“J.F. Lehman”) obtained a controlling interest in the Company. As a result of the Recapitalization, the Company delisted its Common Stock from the NASDAQ Stock Market, and accordingly filed for deregistration with the Securities and Exchange Commission (the “SEC”). The Company continues to file reports with the SEC pursuant to the terms governing the Notes, which were issued as part of the Recapitalization.

In connection with the Recapitalization all shares of the Company’s Common Stock, other than those retained by certain members of management and certain other stockholders (the “Continuing Stockholders”), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At October 31, 2004, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company. The following table shows the effect the Recapitalization had on stockholders’ equity (deficit) in 1999 (dollars in thousands):

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

13. Employee Benefit Plans

The Company has a 401(k) plan that provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 100% of their gross wages, subject to statutory limitations. The Company can elect to make matching contributions in amounts that can change from year to year. During the last three fiscal years, the Company matched 30% of an employee’s deferral up to the first 5% of each participating employee’s salary. Employees vest ratably over three years in the Company’s matching contributions. The Company’s matching expense was approximately $0.2 million, $0.3 million and $0.3 million, for the three years in the period ended October 31, 2004, respectively.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans (Continued)

The Company has a deferred bonus/compensation plan (the “Deferred Plan”) which was adopted for managers in October 2003. The Deferred Plan requires that a target percentage of cash bonuses earned under the Company’s management incentive plan be deferred. Eligible managers are credited with “phantom” shares equivalent in value to shares of SDI’s common equity. Account values are adjusted annually based upon the value of SDI’s common equity and account balances are payable to participants upon the occurrence of a Change of Control, as defined in the Deferred Plan. The Company’s obligation under the Deferred Plan which is included in “Other liabilities” in the accompanying balance sheet was $0.5 million at October 31, 2004.

14. Related Party Transactions

Management Agreements with J.F. Lehman

Pursuant to the terms of a ten-year Management Agreement and a ten-year Management Services Agreement (together, the “Management Agreements”) the Company entered into with J.F. Lehman upon consummation of the Recapitalization, the Company agreed to pay J.F. Lehman an annual management fee equal to $0.9 million, payable in advance on a quarterly basis. The Company paid $0.9 million in management fees to J.F. Lehman in each of the three years in the period ended October 31, 2004.

Component Purchases

The Company purchases materials from a corporation owned by an affiliate of the Neubauer Family Trust, a stockholder of the Company. During the years ended October 31, 2004, November 2, 2003 and November 3, 2002, approximately $0.8 million, $0.7 million and $0.3 million, respectively, of materials were purchased from this affiliate’s corporation. At October 31, 2004 and November 2, 2003, approximately $0.1 million was owed to the corporation owned by this affiliate.

Consulting Agreement

In 2002, the Company entered into a Consulting Agreement with Walter Neubauer, an affiliate to the Neubauer Family Trust, a stockholder of the Company, pursuant to which the Company agreed to pay Mr. Neubauer an annual fee of $0.1 million for consulting services related to the design, manufacture and marketing of precision engineered pyrotechnic devices. During 2004, the Company paid Mr. Neubauer $0.1 million pursuant to this agreement.

Consulting Fees

During the year ended October 31, 2004, we paid Joseph Stroud, one of our Directors, approximately $0.1 million in consulting fees for various projects.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Geographic and Customer Information

Information about different geographic areas is as follows:

	2004	2003	2002
	(Dollars in thousands)
Gross Sales(1)
United States	$87,070	$96,163	$108,328
Europe	7,674	10,719	9,113
Asia	4,770	4,764	4,258
Other countries	6,946	2,787	503
Total	$106,460	$114,433	$122,202
Long-Lived Assets(2)
United States	$23,313	$28,345	$32,156
Asia	1,392	1,314	—
Total	$24,705	$29,659	$32,156

(1)          Gross sales are attributed to geographic areas based on the location of customers.

(2)          Represents property, plant and equipment, net.

The following are accounts receivable from, and net sales to, customers that exceeded 10% of net accounts receivable and net sales:

	October 31 2004		November 2 2003
	$	%	$	%
	(Dollars in thousands)
Accounts Receivable:
Atlantic Research Corporation	$3,265	24.6%	$2,907	21.6%
Autoliv	2,112	15.9%	3,295	24.5%
Delphi Automotive Systems	1,978	14.9%	1,589	11.8%
Inflation Systems, Incorporated	1,657	12.5%	1,547	11.5%
TRW, Incorporated	1,600	12.1%	2,090	15.5%

	For The Years Ended
	October 31 2004		November 2 2003		November 3 2002
	$	%	$	%	$	%
	(Dollars in thousands)
Net Sales:
Autoliv	$27,541	26.1%	$36,262	32.1%	$43,987	36.6%
TRW, Incorporated	23,919	22.7%	31,651	28.0%	42,692	35.5%
ISI Inflation Systems, Incorporated	20,519	19.5%	10,430	9.2%	8,972	7.5%
Atlantic Research Corporation	18,485	17.5%	18,861	16.7%	16,172	13.4%

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations for 2004 and 2003 is as follows:

	2004 Quarter Ended
	February 1	May 2	August 1		October 31	Full Year
	(as restated)
	(In thousands)
Net sales	$26,506	$27,591	$25,323		$26,032	$105,452
Gross profit	4,633	5,635	4,512		4,256	19,036
Income from operations	1,827	2,621	269	(a)	1,665	6,382
Net income (loss)	(364)	(104)	(1,261	)(a)	44	(1,685)

	2003 Quarter Ended
	February 2	May 4	August 3	November 2	Full Year
	(In thousands)
Net sales	$25,580	$30,230	$26,962	$30,136	$112,908
Gross profit	3,996	6,560	5,157	5,672	21,385
Income from operations	1,463	3,938	1,808	2,750	9,959
Net income (loss)(a)	(825)	1,101	(558)	1,045	763

(a)          Income from operations was previously reported as $958 and has been restated to $269 to reflect an accrual for severance of $336 and a charge for stock-based compensation of $353 for a deemed modification of vested and unexercised stock options related to a separation agreement with the Company’s former chief operating officer. Net loss was previously reported as $(700) and has been restated to $(1,261) for the reason stated above net of the tax benefit of $128, on the severance expense.

(b)              Includes “Gain on sale of discontinued operations” of $247 (net of tax of $84) in the fourth quarter of 2003.

17. Commitments and Contingencies

Leases

Land and Buildings

The Company leases its facilities in Moorpark, California and Mesa, Arizona. The lease provides for an initial term of twenty years with options to extend for two ten year-terms and annual rent of $3.9 million with yearly rent escalations beginning in 2003 based on the Consumer Price Index.

SD Thailand leases a facility in Sarburi Province, Thailand. The lease has an initial term of five years with options to renew in 5 year increments. The annual rent is 4,785,900 Thai Baht, approximately $117,000, payable quarterly.

Other Operating Leases

Rental expense for each of the years ended October 31, 2004, November 2, 2003 and November 3, 2002 was approximately $4.3 million, $4.1 million and $4.2 million, respectively.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies (Continued)

Leases (continued)

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Years
2005	$4,113
2006	4,084
2007	4,047
2008	4,003
2009	3,924
Thereafter	45,453
Total minimum lease payments	$65,624

Other Matters

Defense Criminal Investigative Service Investigation.   The Company’s former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service of the Office of the Inspector General, U.S. Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. The Company responded to a subpoena in 1999, and has met with the government regarding the status of the investigation. In addition, the Company has responded to and disputed the Government’s allegations that SDI may have deviated from various contractual requirements, Although one potential consequence of the Government instituting civil proceedings is that SDI could be suspended from future military and federal government sales pending the conclusion of the civil proceedings, the Company does not believe this is likely to occur. A suspension would not be expected to materially affect the Company’s financial condition, results of operations or liquidity given the divestiture of our Aerospace Division, which was completed in 2001. It would, however, impact the Company’s reentry into the aerospace market. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

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

Selleck Suit.   The Company is a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint, served in September 2002, alleges breach of contract, fraud and deceit and negligent misrepresentation, claims injunctive and declaratory relief, and seeks damages in excess of $1.0 million relating to the Plaintiff’s purchase from the Company of certain real estate located in Moorpark, California. An amended complaint served January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies (Continued)

advantage. SDI also successfully challenged the negligent interference claim, which was withdrawn in a further amended complaint filed in July 2003. The Company is vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

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

CharTech Suit.   A lawsuit alleging that the Company willfully infringed two patents held by CharTech Engineering, Inc. (“CharTech”) was filed on July 14, 2000, in the U.S. District Court for the Central District of California. The Company answered the complaint, asserted counterclaims against CharTech, and filed a third party complaint against CharTech, its related company Iso Vac Engineering, Inc. (“IsoVac”) and George Neff, a principal in both companies. Mediation resulted in a binding settlement agreement in May 2002, under which the Company will pay CharTech a fee of $1,250,000 for a non-exclusive license under the CharTech patent rights. The settlement amount was expensed in the consolidated financial statements as $1.0 million in 2001 and the balance in 2002. The fee is payable in installments, with a total of $925,000 paid to date and the last installment payable on December 31, 2007. The pending lawsuit has been dismissed with prejudice to the terms of the settlement.

Hermetic Seal Suit.   The Company was a defendant in a civil action entitled Hermetic Seal Corporation and HCC Industries, Inc. v. Special Devices, Inc. in the Superior Court of the State of California for the County of Los Angeles. The complaint, filed in August 2002 by a former supplier, claimed damages in excess of $2.3 million for breach of contract. The Company reached a settlement with the plaintiffs following a mediation, the terms of which required the Company to make a payment of $530,000 in exchange for which plaintiffs released the Company from certain known and unknown liabilities arising from any of their business dealings, including all liability to the plaintiffs arising from the facts alleged in the lawsuit. The payment was recoded as an expense in the statement of operations in the second quarter of 2003, and the lawsuit was dismissed with prejudice to the terms of the settlement.

OSHA Investigation.   On September 1, 2000, an accidental initiation incident occurred at the Company’s Moorpark facility and two employees were injured. The State of California, Department of Industrial Relations, Division of Occupational Safety and Health (“Cal-OSHA”) conducted a post-incident and process safety management inspection, which resulted in the issuance in February 2001 of citations for alleged safety violations and proposed fines aggregating approximately $168,000. The Company appealed the citations, and the appeal was settled in September 2002 pursuant to a Settlement Agreement under which the aggregate amount of fines was reduced to approximately $85,000, payable in quarterly installments commencing on December 5, 2002. Because the accident resulted in a serious injury, Cal-OSHA’s Bureau of Investigation (“BOI”) conducted its own investigation to determine whether to refer the matter to the District Attorney’s Office for Ventura County. By letter dated May 14, 2003, BOI advised that this investigation had been completed and the criminal aspect of the case had been closed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Moorpark, State of California, on the February 1, 2005.

SPECIAL DEVICES, INCORPORATED
By:	/s/ THOMAS W. CRESANTE
Thomas W. Cresante
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS W. CRESANTE	Director, President and Chief Executive	February 1, 2005
Thomas W. Cresante	Officer (Principal Executive Officer)
/s/ JAMES E. REEDER	Vice President Finance and Assistant	February 1, 2005
James E. Reeder	Secretary (Principal Financial Officer)
/s/ DR. JOHN F. LEHMAN	Chairman of the Board of Directors	February 1, 2005
Dr. John F. Lehman
/s/ GEORGE A. SAWYER	Director and Secretary	February 1, 2005
George A. Sawyer
/s/ LOUIS N. MINTZ	Director and Assistant Secretary	February 1, 2005
Louis N. Mintz
/s/ M. STEVEN ALEXANDER	Director	February 1, 2005
M. Steven Alexander
/s/ OLIVER C. BOILEAU, JR.	Director	February 1, 2005
Oliver C. Boileau, Jr.
/s/ RANDY H. BRINKLEY	Director	February 1, 2005
Randy H. Brinkley
/s/ DONALD GLICKMAN	Director	February 1, 2005
Donald Glickman
/s/ TIG H. KREKEL	Director	February 1, 2005
Tig H. Krekel
/s/ SIR CHRISTOPHER LEWINTON	Director	February 1, 2005
Sir Christopher Lewinton
/s/ WILLIAM PAUL	Director	February 1, 2005
William Paul
/s/ JOSEPH A. STROUD	Director	February 1, 2005
Joseph A. Stroud