Form 10-Q
period 2005-01-30
SPECIAL DEVICES INC /DE
filed 2005-03-16
CIK 875525

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-75869

SPECIAL DEVICES, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3008754 (I.R.S. Employer Identification No.)
14370 White Sage Road, Moorpark, California (Address of principal executive offices)	93021 (Zip Code)
(805) 553-1200 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 9, 2005, the number of outstanding shares of the registrant's common stock was 3,712,764.

SPECIAL DEVICES, INCORPORATED
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	(a) Consolidated Balance Sheets: January 30, 2005 and October 31, 2004	3
	(b) Consolidated Statements of Operations: For the Three Months Ended January 30, 2005 and February 1, 2004	4
	(c) Consolidated Statements of Cash Flows: For the Three Months Ended January 30, 2005 and February 1, 2004	5
	(d) Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 6.	Exhibits	21
Signatures		22
Certifications

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	January 30 2005	October 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,135	$7,304
Accounts receivable, net of allowances of $172 at January 30, 2005 and $270 at October 31, 2004	13,961	13,492
Inventories	5,977	5,165
Prepaid expenses and other current assets	5,903	5,827

Total current assets	27,976	31,788

Property, plant and equipment, at cost:
Machinery and equipment	96,415	95,842
Furniture, fixtures and computer equipment	6,569	6,332
Construction in progress and other	2,655	2,659

Gross property, plant and equipment	105,639	104,833
Less accumulated depreciation and amortization	(82,191)	(80,128)

Net property, plant and equipment	23,448	24,705
Other assets, net of accumulated amortization	10,451	10,446

Total assets	$61,875	$66,939

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,345	$7,770
Accrued liabilities	7,369	10,148
Current portion of long-term debt	750	750

Total current liabilities	14,464	18,668
Other liabilities	3,348	3,348
Long-term debt, net of current portion	74,545	74,545

Total liabilities	92,357	96,561

Commitments and contingencies (Note 10)
Redeemable stock:
Redeemable preferred stock, 4,000 shares issued and outstanding in 2005 and 2004	4,000	4,000
Redeemable common stock, 735,294 shares issued and outstanding in 2005 and 2004	43,375	42,625

Total redeemable stock	47,375	46,625

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares issued and outstanding at January 30, 2005 and October 31, 2004	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 2,977,470 shares issued and outstanding at January 30, 2005 and October 31, 2004	30	30
Additional paid-in capital	57,705	58,455
Retained earnings (deficit)	(135,827)	(134,878)
Accumulated foreign currency translation adjustment	235	146

Total stockholders' equity (deficit)	(77,857)	(76,247)

Total liabilities, redeemable stock and stockholders' equity (deficit)	$61,875	$66,939

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	January 30 2005	February 1 2004
Net sales	$23,006	$26,506
Cost of sales	19,812	21,873

Gross profit	3,194	4,633
Operating expenses	2,536	2,806

Income from operations	658	1,827
Interest expense, net	(2,135)	(2,141)

Loss before income taxes	(1,477)	(314)
Income tax benefit	(399)	(253)

Loss before equity in net earnings (losses) of SDI-Molan	(1,078)	(61)
Equity in net earnings (losses) of SDI-Molan	129	(303)

Net loss	$(949)	$(364)

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	January 30 2005	February 1 2004
Cash Flows From Operating Activities:
Net loss	$(949)	$(364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,229	2,306
Equity in (net earnings) losses of SDI-Molan	(129)	303
Changes in assets and liabilities:
Accounts receivable and other assets	(542)	693
Inventories	(812)	(199)
Net change in investment in and advances to SDI-Molan and affiliates	(62)	(532)
Accounts payable and other liabilities	(4,204)	(2,613)
Other	27	121

Net cash used in operating activities	(4,442)	(285)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(737)	(778)
Other	10	208

Net cash used in investing activities	(727)	(570)

Cash Flows From Financing Activities:
Repayment of long-term debt	—	(250)

Net cash used in financing activities	—	(250)

Net decrease in cash and cash equivalents	(5,169)	(1,105)
Cash and cash equivalents at beginning of year	7,304	3,925

Cash and cash equivalents at end of period	$2,135	$2,820

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,254	$4,262
Income taxes	—	14

See accompanying notes to consolidated financial statements.

SPECIAL DEVICES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Operations

        Special Devices, Incorporated, a Delaware corporation (the "Company" or "SDI"), believes it is a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. The Company's primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system. We believe we are the world's largest independent supplier of initiators sold to leading domestic and foreign automotive airbag system manufacturers. Those manufacturers use SDI's product in the assembly of integrated airbag safety systems, which they then sell to automobile original equipment manufacturers. As of January 30, 2005, SDI has one operating segment, the Automotive Division. Although the Company is developing products and capabilities in the new Aerospace Division and in commercial mining and blasting, neither of these areas are significant to total consolidated assets or to total consolidated revenues at or for the three months ended January 30, 2005.

        The Company formed a joint venture partnership, SDI-Molan GmbH & Co. KG ("SDI-Molan") in Germany in June 2001. The Company's 50% interest in SDI-Molan is held by SDI Germany GmbH ("SDI Germany"), a wholly owned German subsidiary. SDI Germany was established in 2001 for the purpose of holding the interest in the joint venture. SDI-Molan's business is the development, production, marketing, distribution and sale of air bag initiators, micro gas generators, and seat belt buckles and pyrotechnic pretensioners in Europe. SDI-Molan began operations in 2002 with its micro gas generator production line. Commercial production commenced on its Global Standard Initiator lines in 2004.

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

2. Interim Financial Statements

        The accompanying unaudited interim consolidated condensed financial statements of the Company include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair statement of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is recommended that the accompanying consolidated condensed financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended October 31, 2004. Operating results for the three month period ended January 30, 2005 are not necessarily indicative of the operating results for the full year.

        The consolidated financial statements include the accounts of the Company and its subsidiaries, SDI Germany, SDI Japan and SD Thailand. All material intercompany accounts and transactions have been eliminated. The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting.

        The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123" effective for the second quarter of fiscal 2003. At January 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Generally no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the estimated market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	January 30 2005	February 1 2004
Net loss, as reported	$(949)	$(364)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(331)

Pro forma net loss	$(965)	$(695)

3. Recent Accounting Pronouncements

        In December of 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29." This statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions", based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, APB Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company plans to adopt this statement beginning August 1, 2005, but the future effect of the adoption on the Company's consolidated financial statements will depend on whether it enters into certain non-monetary transactions. However, the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended October 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company's adoption date. The Company is currently assessing the impact of this statement on its consolidated financial statements.

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

4. Inventories

        Inventories consist of the following components:

	January 30 2005	October 31 2004
	(In thousands)
Raw materials and components	$1,958	$1,539
Work in process	1,567	1,494
Finished goods	2,452	2,132

Total inventories	$5,977	$5,165

5. Investment in SDI-Molan

        The Company accounts for its 50% ownership interest in SDI-Molan under the equity method of accounting. The investment in SDI-Molan consists of the following:

	January 30 2005	October 31 2004
	(In thousands)
Investment in SDI-Molan	$2,319	$2,334
Advances and notes receivable	2,879	2,802

	5,198	5,136
Less prior years losses	(2,068)	(1,570)
Less current year income (loss)	129	(498)

Net investment in and advances to SDI-Molan and affiliates	$3,259	$3,068

        Summarized financial information for SDI-Molan is as follows:

	For The Three Months Ended
	January 30 2005	February 1 2004
	(In thousands)
Statement of Operations:
Net sales	$3,491	$1,628
Gross profit	654	64
Income (loss) from operations	332	(520)
Net income (loss)	258	(606)

        The Company made two working capital loans to SDI-Molan each in the amount of 0.8 million Euro in October 2003 and in August 2002. The loan made in October 2003 was contributed to SDI-Molan as capital in October 2004. The original loan made in August 2002 is denominated in Euros and carries an interest rate of prime plus 2.5% per annum with interest due monthly and principal due in 2008. Its book value at January 30, 2005 was approximately $1.0 million. In addition, the Company has a receivable for expenses from SDI-Molan in the amount of $0.9 million at January 30, 2005. In October 2003, the Company also made a loan to its partners in SDI-Molan in the amount of 0.8 million Euro. In October 2004, these partners assigned their notes receivable in the amount of $0.8 million Euro from SDI-Molan to SDI to satisfy their loan with SDI. The assigned loans carry an interest rate of prime plus 2.5% per annum with principal and interest due in Euros at maturity in 2006. Its book value at January 30, 2005 was approximately $1.0 million.

        On August 12, 2002, concurrent with the commencement of operations, the Company and its joint venture partners entered into a credit agreement with Nord LB Norddeutsche Landesbank Girozentrale ("Nord LB") for short and long term loans issued to SDI-Molan. Under the credit agreement, the Company guaranteed bank loans made to SDI-Molan subject to a maximum of 50% of the loans outstanding. The guarantee is subject to a maximum of 3.2 million Euro or approximately $4.1 million at January 30, 2005. SDI-Molan had bank loans outstanding in the amount of 3.4 million Euro or approximately $4.4 million at January 30, 2005. The term of the guarantee is concurrent with the life of the credit agreement with Nord LB which expires in June 2008. The Company would be required to perform under the guarantee if SDI-Molan was unable to repay Nord LB any principal or interest amount as scheduled. There are no recourse provisions that would enable the Company to recover any amounts payable under the guarantee. A liability for the guarantee has not been recorded as the guarantee issued falls outside the scope of Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which is applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The Company has not made any modifications to the guarantee since issued in August 2002.

6. Accrued Liabilities

        Accrued liabilities consist of the following components:

	January 30 2005	October 31 2004
	(In thousands)
Accrued interest	$1,138	$3,232
Accrued environmental expense	852	871
Accrued bonuses	190	500
Other	5,189	5,545

Total accrued liabilities	$7,369	$10,148

7. Long-Term Debt

        Long-term debt consists of the following components:

	January 30 2005	October 31 2004
	(In thousands)
Term loan	$1,701	$1,701
Senior subordinated notes	73,594	73,594

	75,295	75,295
Less current portion	(750)	(750)

Long-term debt	$74,545	$74,545

        As part of the Recapitalization, in 1999 the Company issued $100.0 million of Senior Subordinated Notes (the "Notes"). The Company repurchased $0.8 million and $25.6 million face value of the Notes in the open market for $0.3 million and $13.4 million in 2002 and 2001, respectively. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of the Company and are subordinate to its obligations under its Credit Facility as defined below.

        The Company entered into a credit facility (the "Credit Facility") in June 2001 which consists of a $25.0 million five-year Revolving Credit Facility (the "Revolver") and a $5.0 million five-year Term Loan (the "Term Loan"). Available borrowings under the Revolver are based on a formula comprised of eligible accounts receivable and inventory. The Revolver requires lockbox arrangements that provide for all receipts to be swept daily to reduce borrowings outstanding. The agreement governing the

Credit Facility contains customary covenants, including restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt, transactions with affiliates, repurchase or redemption of equity securities, and financial covenants on tangible net worth. The Revolver and the Term Loan bear interest at the Bank's Base Rate or the LIBOR Rate plus applicable margins. The Company has the option of electing the LIBOR Rate on all or a portion of the amount outstanding under the Credit Facility prior to the start of each quarterly interest period. On January 28, 2005, the Company elected the LIBOR Rate option for $1.5 million of the Term Loan for a contract term and rate of 3 months and 5.21% per annum, respectively. At January 30, 2005, there were no borrowings outstanding under the Revolver. Letters of credit outstanding and applied for under the Revolver reduce the amount of borrowings available. The Company had $1.8 million in letters of credit outstanding at January 30, 2005. The total amount available under the Revolver at January 30, 2005 was $10.0 million subject to compliance with certain financial and operating covenants which the Company must meet on a quarterly basis. The Company was in compliance with these covenants as of January 30, 2005. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

        The following are the fair value and carrying amounts of long-term debt, including current portion:

	January 30 2005	October 31 2004
	(In thousands)
Fair value	$71,983	$69,120
Carrying amount	75,295	75,295

        The Company's borrowings under its Term Loan and Revolver have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value. The Notes are traded occasionally in public markets.

8. Income Taxes

        The effective tax benefit rate is lower than the statutory tax rate primarily as a result of the expected utilization of a fully reserved net operating loss carryforward in a foreign tax jurisdiction.

9. Recapitalization Transaction

        On December 15, 1998, the Company consummated a series of transactions accounted for as a recapitalization (the "Recapitalization") whereby affiliates of J.F. Lehman and Company ("J.F. Lehman") obtained a controlling interest in the Company. As a result of the Recapitalization, the Company delisted its Common Stock from the NASDAQ Stock Market and, accordingly, filed for deregistration with the Securities and Exchange Commission (the "SEC"). The Company continues to file reports with the SEC pursuant to the terms governing the Notes, which were issued as part of the Recapitalization.

        In connection with the Recapitalization all shares of the Company's Common Stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Stockholders"), were converted into the right to receive $34 per share in cash. At the time of the Recapitalization, the Continuing Stockholders retained approximately 41.3% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company. At

January 30, 2005, the Continuing Stockholders owned approximately 29.5% of the common equity of the Company. The following table shows the effect the Recapitalization had on stockholders' equity (deficit) in 1999 (dollars in thousands):

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

10. Commitments and Contingencies

        Defense Criminal Investigative Service Investigation.    The Company's former Aerospace Division remains the subject of an investigation commenced in 1999 by the Defense Criminal Investigative Service of the Office of the Inspector General, U.S. Department of Defense, into allegations that SDI deviated from contractual requirements relating to the use of organic sealants. The Company responded to a subpoena in 1999, and has met with the government regarding the status of the investigation. In addition, the Company has responded to and disputed the Government's allegations that SDI may have deviated from various contractual requirements. Although one potential consequence of the Government instituting civil proceedings is that SDI could be suspended from future military and federal government sales pending the conclusion of the civil proceedings, the Company does not believe this is likely to occur. A suspension would not be expected to materially affect the Company's financial condition, results of operations or liquidity given the divestiture of the Company's Aerospace Division, which was completed in 2001. It would, however, impact the Company's reentry into the aerospace market. At this point, it is not possible to predict or assess the likelihood of an unfavorable outcome or predict the amount of potential liabilities.

        Selleck Suit.    The Company is a defendant in a civil action entitled Daniel F. Selleck v. Special Devices, Incorporated pending in the Superior Court of the State of California for the County of Ventura. A complaint, served in September 2002, alleges breach of contract, fraud and deceit and negligent misrepresentation, claims injunctive and declaratory relief, and seeks damages in excess of $1.0 million relating to the Plaintiff's purchase from the Company of certain real estate located in Moorpark, California. An amended complaint served January 2003 withdrew the allegations of fraud and deceit and the claim for injunctive relief, and added allegations of negligent interference with prospective economic advantage. SDI also successfully challenged the negligent interference claim, which was withdrawn in a further amended complaint filed in July 2003. The Company is vigorously defending the action. At this stage, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Information

        The Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report on Form 10-Q contains certain forward-looking statements and information within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements and the information relating to our business are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

Overview

        We believe that we are a leading designer and manufacturer of highly reliable precision engineered pyrotechnic devices. These devices are used predominantly in vehicle airbag and other automotive safety systems. Our primary products are initiators, which function like an "electrical match" to ignite the gas generating charge in an automotive airbag system.

        Following the expiration of certain noncompete agreements in select aerospace and military market segments, we have been developing internal capabilities to reenter these markets. The new Aerospace Division's products are expected to include initiators and devices that incorporate these initiators such as explosive bolts, cutters, actuators, valves, pin pullers and safe-and-arm and arm-fire devices. During the third quarter of 2004, we began bidding on contracts in these markets and during the fourth quarter of 2004 and the first quarter of 2005 shipped a small commercial order under $0.1 million to a customer in these markets. We expect to continue to pursue opportunities in this business. Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services, or provide for penalties in the event we fail to achieve certain contract standards. In such situations, we are exposed to the risk that we will incur significant unforeseen costs or such penalties in performing the contract.

        We have been working on test units of a new product line of electronic ignition modules ("EIMs") that will be sold to commercial mining and blasting customers worldwide. The initial shipments to customers are expected in 2005.

        Our business and earnings are sensitive to general business and economic conditions. These conditions include, among other matters, automotive vehicle sales, short-term interest rates and consumer confidence levels about the economy. If any of these conditions worsen, our business and earnings could be adversely affected. For example, if consumer confidence erodes and short-term interest rates rise to a point where purchases of automobiles are deferred, our production of initiators, our principal revenue producing product, would be adversely affected. We are subject to price pressure from our customers which reduces our revenues through lower standard unit pricing. We also are affected by the trend towards increased unit sales of lower priced standard products as replacements for higher priced legacy leadwire products. Leadwire products differ from standard products in that SDI adds a length of electrical wire, an electrical harness connector and, in some cases, a machined retainer. Any combination of these value-added features, depending on the customer need, differentiates a leadwire or value-added product from a standard product. The retail automotive market remains very competitive as the OEMs compete for market share. Automobile manufacturers continue to offer an array of incentives in an effort to sustain sales. In recent years, our automotive sales volume has been subject to the outcome of various make-or-buy decisions from a major customer who has the capability to manufacture select initiator products. We expect this trend to continue in the future. While we have been able to offset these decreases in volume with gains from other customers, there can be no assurance that we can continue to do so in the future.

Results of Operations

        The following table is derived from our Consolidated Statements of Operations and sets forth, for the periods indicated, certain statement of operations data as a percentage of net sales.

	Three Months Ended
	January 30 2005	February 1 2004
Net sales	100.0%	100.0%
Cost of sales	86.1%	82.5%
Gross profit	13.9%	17.5%
Operating expenses	11.0%	10.6%

Income from operations	2.9%	6.9%

Comparison of the Three Months Ended January 30, 2005 to the Three Months Ended
February 1, 2004

Net Sales

        Consolidated net sales for the first quarter of 2005 were $23.0 million, compared to consolidated net sales of $26.5 million for the first quarter of 2004. Of the $3.5 million decrease in consolidated net sales, approximately half was due to lower unit prices. The remainder of the decrease in consolidated net sales was due to a decrease in unit shipments from our North American operations. However, as described below, our joint venture, SDI-Molan, reported an increase in unit shipments quarter over quarter. One of our European customers substituted an SDI-Molan product for a product manufactured by SDI in the U.S., which reduced SDI's consolidated net sales during the first quarter of 2005. SDI-Molan is accounted for on the equity method of accounting and therefore its sales of $3.5 million and $1.6 million in the first quarter of 2005 and 2004, respectively, are not included in consolidated net sales.

Cost of Sales

        Consolidated cost of sales for the first quarter of 2005 was $19.8 million or 86.1% of consolidated net sales, compared to consolidated cost of sales of $21.9 million or 82.5% of consolidated net sales for the first quarter of 2004. Of the decrease of $2.1 million, $1.8 million was associated with the reduction in units shipped. Depreciation included in consolidated cost of sales was $2.0 million for the first quarter of 2005 compared to $2.1 million for the first quarter of 2004 due to reduced levels of capital expenditures for equipment.

Gross Profit

        Consolidated gross profit for the first quarter of 2005 was $3.2 million or 13.9% of consolidated net sales, compared to consolidated gross profit of $4.6 million or 17.5% of consolidated net sales for the first quarter of 2004. The $1.4 million decrease in gross profit was due to lower average selling prices per unit. The unit shipment decline described above in Cost of Sales was more than offset by lower production costs associated with the reduction in force program announced in the fourth quarter 2004.

Operating Expenses

        Consolidated operating expenses for the first quarter of 2005 were $2.5 million or 11.0% of consolidated net sales, compared to consolidated operating expenses of $2.8 million or 10.6% of consolidated net sales for the first quarter of 2004. The decrease in 2005 was primarily due to reduced salary and travel expense due to lower corporate headcount.

Income Taxes

        Consolidated tax benefit for the first quarter of 2005 was $0.4 million or 27% of pre-tax loss compared to consolidated tax benefit of $0.3 million or 80.6% of pre-tax loss for the first quarter of 2004. The effective tax rate in 2005 is lower than the statutory rate primarily as a result of the expected utilization of a fully reserved net operating loss carryforward in a foreign tax jurisdiction. The effective tax rate in 2004 was higher than the statutory rate primarily as a result of the valuation allowance provided against the deferred tax asset arising from our losses in a foreign tax jurisdiction.

Equity in Net Earnings (Losses) of SDI-Molan

        Our share of the income of SDI-Molan was $0.1 million for the first quarter of 2005 compared to a loss of $0.3 million for the first quarter of 2004. SDI-Molan, our joint venture in Germany, commenced commercial production of Global Standard Initiators ("GSI") in 2004. First quarter 2005 shipments were nearly double over first quarter 2004 shipments. SDI-Molan's sales were $3.5 million and $1.6 million in the first quarter of 2005 and 2004, respectively.

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

        As of January 30, 2005, we had no borrowings outstanding under the Revolver. We had $1.8 million in letters of credit outstanding at January 30, 2005. The total amount available under the Revolver at January 30, 2005 was $10.0 million subject to compliance with certain financial and operating covenants which we must meet on a quarterly and annual basis. As of January 30, 2005, we were in compliance with all such covenants.

        As part of the Recapitalization, in 1999 we issued $100.0 million of Senior Subordinated Notes (the "Notes"). We repurchased $0.8 million and $25.6 million face value of the Notes in the open in 2002 and 2001, respectively. The Notes are due in December 2008, and bear interest at 11 3/8% per annum. Interest is payable semi-annually in June and December. The Notes are noncollateralized obligations of SDI and are subordinate to our obligations under the Credit Facility.

        Net cash used in operating activities was $4.4 million and $0.3 million in the three months ended January 30, 2005 and February 1, 2004, respectively. The decline in cash provided by operating activities was primarily due to a relatively higher net loss in 2005, an increase in inventory associated with the scale-up of Aerospace purchases totaling $0.8 million, an increase in accounts receivable balances during the first three months of 2005 totaling $0.5 million due to a change in payment terms by one of our customers, a non-recurring improvement in accounts receivable occurring during the first three months of 2004 of $0.7 million due to a dispute resolution, and a decrease in accounts payable of $1.7 million mostly due to the lower sales rate during the first three months of 2005.

        Net cash used in investing activities was $0.7 million and $0.6 million in the three months ended January 30, 2005 and February 1, 2004, respectively. Capital expenditures, primarily for manufacturing equipment, were $0.7 million and $0.8 million in the three months ended January 30, 2005 and February 1, 2004, respectively. We expect to spend approximately $3.0 million to $4.0 million on capital expenditures, primarily for manufacturing equipment, during 2005. We expect to fund these purchases with cash from operations.

        Net cash used in financing activities was $0.0 million and $0.3 million in the three months ended January 30, 2005 and February 1, 2004, respectively, due to the term loan payment being due on February 1, 2005. We made a semiannual interest payment of $4.2 million on our Notes in December 2004 with cash from operations. We will make the next semi-annual interest payment of $4.2 million on our Notes in June 2005.

        Our working capital excluding cash and cash equivalents was $11.4 million at January 30, 2005, compared to $5.8 million at October 31, 2004. The increase of $5.6 million in 2005 was primarily due to the decrease in accrued interest of $2.1 million as a result of our semi-annual bond interest payment in December 2004, the decrease in accounts payable of $1.4 million due to the lower sales rate during the first quarter of 2005 and the increase of $0.8 million in inventory primarily due to Aerospace Division purchases.

        As of January 30, 2005, we had net liabilities of $30.5 million. Our ability to pay the interest on, or to refinance our debt, or to fund planned capital expenditures, will depend on generating cash flow from future operations. We have had positive cash flow from continuing operations during the past three years.

Off-Balance Sheet Arrangements

        On August 12, 2002, concurrent with the commencement of operations, we and our joint venture partners entered into a credit agreement with Nord LB Norddeutsche Landesbank Girozentrale ("Nord LB") for short and long term loans issued to SDI-Molan. Under the credit agreement, we guaranteed bank loans made to SDI-Molan subject to a maximum of 50% of the loans outstanding. The guarantee is subject to a maximum of 3.2 million Euro or approximately $4.1 million at January 30, 2005. SDI-Molan had bank loans outstanding in the amount of 3.4 million Euro or approximately $4.4 million at January 30, 2005. The term of the guarantee is concurrent with the life of the credit agreement with Nord LB which expires in June 2008. We would be required to perform under the guarantee if SDI-Molan was unable to repay Nord LB any principal or interest amount as scheduled. There are no recourse provisions that would enable us to recover any amounts payable under the guarantee. A liability for the guarantee has not been recorded as the guarantee issued falls outside the scope of Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which is applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. We have not made any modifications to the guarantee since issued in August 2002.

        We had $1.8 million in letters of credit outstanding at January 30, 2005 under our Credit Facility. These letters of credit were issued to support the lease agreement on our facilities in California and Arizona and our workers compensation policy in California and Arizona.

        We have sufficient availability under our Revolver to cover both the guarantees and the letters of credit at January 30, 2005.

Critical Accounting Policies

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein, including the financial information reported in Management's Discussion and Analysis of Financial Condition and Results of Operations. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results reported in future periods may be based upon amounts that differ from those estimates. The following discussion represents what we believe are the critical accounting policies most affected by significant management estimates and judgments:

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

Revenue Recognition

        The Automotive Products Division manufactures products to customer specifications under standard purchase orders. Sales are recognized in accordance with accounting principles generally accepted in the United States, including the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", which requires that sales be recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and collection of related billings is reasonably assured. Sales are recorded upon the shipment of product to customers and transfer of title under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title is transferred to the customer. Customer purchase orders/sales agreements contain the right of inspection. The Company provides an allowance for returns based on historical experience.

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

Accounting Developments

        In December of 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29." This statement amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Non-monetary Transactions", based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, APB Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. We plan to adopt this statement beginning August 1, 2005. The future effect of the adoption on our consolidated financial statements will depend on whether we enter into certain non-monetary transactions. However, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended October 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company's adoption date. The Company is currently assessing the impact of this statement on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have only limited involvement in derivative financial instruments and do not hold or issue them for trading purposes. We are exposed to market risk related to changes in foreign exchange rates on transactions denominated in foreign currencies and we selectively use foreign currency forward exchange contracts to manage those risks. At January 30, 2005, we had no open contracts. Certain amounts borrowed under our Credit Facility are at variable rates and we are thus subject to market risk resulting from interest rate fluctuations. A change of 1% in the interest rates on these borrowings would have no material impact on our financial position, results of operations or liquidity.

        We also are exposed to market risks related to fluctuations in interest rates on the Notes we issued in December 1998. For fixed rate debt such as the Notes, changes in interest rates generally affect the fair value of the debt instrument. However, we do not have an obligation to repay the Notes prior to maturity in December 2008.

ITEM 4. CONTROLS AND PROCEDURES

        SDI, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, except as disclosed below, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

        During the quarter ended January 30, 2005, there were no changes in the internal control over financial reporting ("Internal Control") that have materially affected or which are reasonably likely to materially affect Internal Control, except as disclosed below.

        As previously disclosed in our filing on Form 10-Q/A for the quarter ended August 1, 2004, we determined that a material weakness existed in our disclosure controls and procedures and our Internal Control because certain errors were made in accounting for the separation agreement we entered into during that quarter with our former chief operating officer. Those errors, which resulted in the restatement of our financial statements for the quarter ended August 1, 2004, related to the timing of the recognition of severance expense and recognition of compensation expense for a deemed modification of stock options. To correct the identified weakness in our disclosure controls and procedures and our Internal Control, we instituted procedures in the first quarter of 2005 requiring that separation agreements be reviewed and a formal assessment be prepared with respect to the accounting treatment required under generally accepted accounting principles and that such assessment be subject to an additional level of review.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        For legal proceedings, see Note 10 to the Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended October 31, 2004.

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
(b)
Reports on Form 8-K

        Current Report on Form 8-K dated January 31, 2005 and filed February 2, 2005 containing Item 4.02—"Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review" Disclosure.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIAL DEVICES, INCORPORATED

Dated: March 16, 2005	/s/ THOMAS W. CRESANTE Thomas W. Cresante Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2005	/s/ JAMES E. REEDER James E. Reeder Vice President Finance (Principal Financial Officer)

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
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2 THROUGH 5
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES